Form 10-K
period 2021-12-31
ACNB CORP
filed 2022-03-14
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2021, was approximately $233,741,282.
The number of shares of the registrant’s common stock outstanding on March 14, 2022, was 8,679,206.
Documents Incorporated by Reference
Portions of the registrant’s 2022 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effect of general economic conditions and more specifically in the Corporation’s market areas; failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS
ACNB CORPORATION
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank (Bank), Gettysburg, Pennsylvania, and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc., Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 20 community banking offices, located in the four southcentral Pennsylvania counties of Adams, Cumberland, Franklin and York, as well as loan offices in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. As divisions of ACNB Bank operating in Maryland, FCB Bank (FCB) and NWSB Bank (NWSB) serve the local marketplace with a network of five and six community banking offices located in Frederick County and Carroll County, Maryland. ACNB Insurance Services, Inc., the Corporation’s insurance subsidiary, is a full-service agency with licenses in 44 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania.
ACNB Corporation was formed in 1982, then became the bank holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased Russell Insurance Group, Inc. (now ACNB Insurance Services, Inc.), its insurance subsidiary, in 2005. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland.
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
Frederick County Bancorp, Inc. Acquisition
On January 11, 2020, ACNB completed the acquisition of Frederick County Bancorp, Inc. (FCBI), a bank holding company based in Frederick, Maryland. In addition, Frederick County Bank, a Maryland state-chartered bank and FCBI’s wholly-owned subsidiary, merged with and into ACNB Bank. The acquisition was valued at $57.9 million and resulted in ACNB issuing 1,590,547 shares of common stock to FCBI stockholders.
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County and Frederick County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2021, ACNB Bank had total assets of $2,773,000,000, total gross loans of $1,468,000,000, total deposits of $2,441,000,000, and total equity capital of $267,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2021, the Bank has a total of 19 community banking offices in Pennsylvania, including 12 offices in Adams County, five offices in York County, one office in Cumberland County, and one office in Franklin County. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank, serves its local marketplace via a network of six community banking offices located in Carroll County, Maryland. FCB Bank, a division of ACNB Bank, serves its marketplace via a network of five community banking offices located in Frederick County, Maryland. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank’s deposits.

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
A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $331,000,000 at December 31, 2021.
In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, the Bank offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2021, total assets under management with the broker/dealer were $206,000,000.
NONBANKING SUBSIDIARIES
ACNB Insurance Services, Inc.
On January 6, 2022, ACNB Corporation announced the name change and rebranding of the insurance subsidiary to ACNB Insurance Services, Inc. from Russell Insurance Group, Inc. effective January 1, 2022. This rebranding reinforces the common ownership by ACNB Corporation of both ACNB Bank and the insurance agency, as well as makes this affiliation more visible for businesses and consumers in order to leverage cross-selling opportunities in the shared communities served.
On February 28, 2022, ACNB Insurance Services, Inc. completed its acquisition of Hockley & O’Donnell Insurance Agency, LLC, located in Gettysburg, Pennsylvania.
ACNB Corporation’s wholly-owned subsidiary, ACNB Insurance Services, Inc., is a full-service insurance agency that offers a broad range of property, casualty, health, life and disability insurance to both commercial and personal clients with licenses in 44 states. Based in Westminster, Maryland, ACNB Insurance Services, Inc., has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. ACNB Insurance Services, Inc. operates additional locations in Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania. Total assets of ACNB Insurance Services, Inc. as of December 31, 2021, were $12,538,000.
ACNB Insurance Services, Inc. is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S — “Segment and Related Information”.
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s major operations are in the more rural areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County and Frederick County, Maryland. Approximately 60% of the population resides in areas designated rural. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2021 averaged 6.47% in the subsidiary bank’s six-county marketplace, while it was 5.70% overall in the two states and 5.40% in the United States.
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
REGULATION W — Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. ACNB Corporation and ACNB Insurance Services, Inc. are considered to be affiliates of ACNB Bank.
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
•Extensions of credit to the bank holding company, its subsidiaries, or principal stockholders;

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

•Investment Portfolio

•Loan Maturity and Interest Rate Sensitivity

•Loan Portfolio

•Allocation of Allowance for Loan Losses

•Deposits

•Short-Term Borrowings
AVAILABLE INFORMATION
The Corporation maintains a website on the Internet at investor.acnb.com. The Corporation makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Corporation’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s Internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at https://www.sec.gov.
EMPLOYEES
As of December 31, 2021, ACNB had 397 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.
ACQUISITIONS
ACNB Corporation and its subsidiaries have pursued inorganic growth opportunities. On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor), a bank holding company based in Taneytown, Maryland. Immediately thereafter, New Windsor State Bank, a Maryland state-chartered bank and New Windsor’s wholly-owned subsidiary, merged with and into ACNB Bank. ACNB Bank operates in the Carroll County, Maryland, market as “NWSB Bank, A Division of ACNB Bank”. This acquisition was valued at $33.3 million and resulted in ACNB issuing $4.5 million in cash and 938,360 shares of common stock to New Windsor stockholders.
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
On February 28, 2022, ACNB Insurance Services, Inc., the wholly owned insurance subsidiary of ACNB Corporation, acquired Hockley & O’Donnell Insurance Agency, LLC, located in Gettysburg, Pennsylvania.

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
ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2021, approximately 69% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.

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
ACNB MAY NEED OR BE COMPELLED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHICH COULD DILUTE STOCKHOLDERS OR BE UNAVAILABLE WHEN NEEDED OR AT UNFAVORABLE TERMS.
ACNB’s regulators or market conditions may require it to increase its capital levels. If ACNB raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on ACNB’s stock price. New investors may also have rights, preferences and privileges senior to ACNB’s current stockholders, which may adversely impact its current stockholders. ACNB’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.

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
PENNSYLVANIA BUSINESS CORPORATION LAW AND VARIOUS ANTI-TAKEOVER PROVISIONS UNDER ACNB’S ARTICLES AND BYLAWS COULD IMPEDE THE TAKEOVER OF ACNB.
Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire ACNB, even if the acquisition would be advantageous to stockholders. In addition, ACNB has various anti-takeover measures in place under its articles of incorporation and bylaws, including a supermajority vote requirement for mergers, a staggered Board of Directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of ACNB without the approval of the Board of Directors and may prevent stockholders from taking part in a transaction in which they could realize a premium over the current market price of ACNB common stock.
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
POTENTIAL ACQUISITIONS MAY DISRUPT ACNB’S BUSINESS AND DILUTE STOCKHOLDER VALUE.
ACNB regularly evaluates opportunities to acquire and invest in banks and in other complementary businesses. As a result, ACNB may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on ACNB’s operating results and financial condition, including short- and long-term liquidity and capital structure. ACNB’s acquisition activities could be material to ACNB. For example, ACNB could issue additional shares of common stock in a purchase transaction, which could dilute current stockholders’ ownership interest. These activities could require ACNB to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with ACNB’s prior or potential future acquisitions were determined to be impaired, then ACNB would be required to recognize a charge against its earnings, which could materially and adversely affect ACNB’s results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not impact cash flow, tangible capital or liquidity but would decrease stockholders’ equity.
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
Although ACNB’s common stock is quoted on the Nasdaq Capital Market, the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase ACNB’s common stock at the volume, price, or time desired. From time to time, ACNB’s common stock may be included in certain and various stock market indices. Inclusion in these indices may positively impact the price, trading volume, and liquidity of ACNB’s common stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if ACNB’s market capitalization falls below the minimum necessary to be included in any of the indices at any annual reconstitution date, the opposite could occur. Further, ACNB’s inclusion in indices may be weighted based on the size of ACNB’s market capitalization, so even if ACNB’s market capitalization remains above the amount required to be included on these indices, if ACNB’s market capitalization is below the amount it was on the most recent reconstitution date, ACNB’s common stock could be weighted at a lower level. If ACNB’s common stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell ACNB’s common stock to match the reweighting of the indices.
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

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
ACNB Bank, in addition to its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 30 offices in Pennsylvania and Maryland at December 31, 2021. Including the main office, 13 community banking offices are located in Adams County, one is located in Cumberland County, one is located in Franklin County, and five are located in York County, Pennsylvania. There are also loan production offices situated in Lancaster and York Counties, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, there are six community banking offices located in Carroll County, all branded as NWSB Bank, a division of ACNB Bank, and five community banking offices located in Frederick County, all branded as FCB Bank, a division of ACNB Bank. Bank offices at 22 locations are owned, while 12 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. ACNB Insurance Services, Inc. owns offices, free and clear of encumbrances, located in Carroll County and Harford County, Maryland, and leases offices in Montgomery County, Maryland, and Gettysburg, Pennsylvania.

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2021, there were no material pending legal proceedings, other than ordinary routine litigation incidental to and in the ordinary course of the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2021 and 2020, there were 20,000,000 shares of common stock authorized, 8,795,877 and 8,771,993 shares issued, respectively, and 8,679,206 and 8,709,393 shares outstanding, respectively. As of December 31, 2021, ACNB had approximately 2,530 stockholders of record. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J — “Regulatory Restrictions on Dividends” and Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2021, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2021, there were no issued or outstanding shares of preferred stock.
On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2021, there were 214,495 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2021, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 54,071 treasury shares purchased under this plan as of December 31, 2021. There have been 38,970 shares purchased during the most recent quarter, and as of December 31, 2021, 206,929 shares can still be purchased under the program. At December 31, 2020, there were 62,600 shares of treasury stock purchased by the Corporation through the common stock repurchase program approved in October 2008. This repurchase program has been replaced by the February 2021 plan and no further shares can be repurchased under the October 2008 plan.
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

There have been no unregistered sales of stock in 2021 or 2020.

ITEM 6— [Reserved]

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
Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on ACNB Insurance Services, Inc.’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2021. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2021. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

EXECUTIVE OVERVIEW

	For the Year Ended December 31,
Dollars in thousands, except per share data	2021	2020	2019	2018	2017
INCOME STATEMENT DATA
Interest income	$78,159	$85,290	$69,558	$64,494	$51,785
Interest expense	6,915	12,222	10,140	7,399	5,433
Net interest income	71,244	73,068	59,418	57,095	46,352
Provision for loan losses	50	9,140	600	1,620	—
Net interest income after provision for loan losses	71,194	63,928	58,818	55,475	46,352
Other income	22,776	20,090	18,169	15,948	14,149
Other expenses	58,951	61,316	47,621	44,703	44,079
Income before income taxes	35,019	22,702	29,366	26,720	16,422
Provision for income taxes	7,185	4,308	5,645	4,972	6,634
Net income	$27,834	$18,394	$23,721	$21,748	$9,788
BALANCE SHEET DATA (AT YEAR-END)
Assets	$2,786,987	$2,555,362	$1,720,253	$1,647,724	$1,595,432
Securities	$446,161	$350,182	$212,177	$190,835	$203,880
Loans, net	$1,449,394	$1,617,558	$1,258,766	$1,288,501	$1,230,194
Deposits	$2,426,389	$2,185,525	$1,412,260	$1,348,092	$1,298,492
Borrowings	$69,902	$92,209	$99,731	$118,164	$131,508
Stockholders’ equity	$272,114	$257,972	$189,516	$168,137	$153,966
COMMON SHARE DATA
Earnings per share — basic	$3.19	$2.13	$3.36	$3.09	$1.50
Cash dividends declared	$1.03	$1.00	$0.98	$0.89	$0.80
Book value per share	$31.35	$29.62	$26.77	$23.86	$21.92
Weighted average number of common shares	8,714,926	8,638,654	7,061,524	7,035,818	6,543,756
Dividend payout ratio	32.22%	47.22%	29.17%	28.79%	53.46%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	1.03%	0.78%	1.40%	1.34%	0.69%
Return on average equity	10.52%	7.39%	13.33%	13.62%	7.12%
Average stockholders’ equity to average assets	9.81%	10.53%	10.54%	9.85%	9.69%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.42%	0.48%	0.40%	0.52%	0.63%
Net charge-offs to average loans outstanding	0.08%	0.16%	0.06%	0.13%	0.02%
Allowance for loan losses to total loans	1.30%	1.23%	1.09%	1.07%	1.12%
Allowance for loan losses to non-performing loans	306.05%	256.16%	269.27%	206.51%	177.77%
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

Dollars in thousands, except per share data	Three Months Ended December 31,		For the Years Ended December 31,
INCOME STATEMENT DATA	2021	2020	2021	2020
Interest income	$18,674	$21,472	$78,159	$85,290
Interest expense	1,324	2,570	6,915	12,222
Net interest income	17,350	18,902	71,244	73,068
Provision for loan losses	—	1,040	50	9,140
Net interest income after provision for loan losses	17,350	17,862	71,194	63,928
Other income	5,633	6,019	22,776	20,090
Merger-related expenses	—	—	—	5,965
Other expenses	17,457	15,094	58,951	55,351
Income before income taxes	5,526	8,787	35,019	22,702
Provision for income taxes	1,031	1,738	7,185	4,308
Net income	$4,495	$7,049	$27,834	$18,394
Basic earnings per share	$0.52	$0.81	$3.19	$2.13

NON-GAAP MEASURES
INCOME STATEMENT DATA
Net Income	$4,495	$7,049	$27,834	$18,394
Merger-related expenses, net of income taxes	—	—	—	4,639
Net income without nonrecurring items (non-GAAP)	$4,495	$7,049	$27,834	$23,033
Basic earnings per share (non-GAAP)	$0.52	$0.81	$3.19	$2.67
The 2021 net income figure of $27,834,000 represents a 51.3% increase over the net income results for the year ended December 31, 2020. Basic earnings per share in 2021 increased 49.8% over the earnings per share for 2020.
The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.
The Corporation’s overall strategy is to increase loan growth in local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. The year 2021 was challenging for financial institutions with COVID-19 continuing to constrain economic activity and loans declining. ACNB continued to be profitable, well capitalized exercising its strategic plan and operationally sound despite these challenges.
Lower Provision for Loan Losses, improved fee income and decreased expenses (the prior year included nonrecurring merger-related expenses) offset lower net interest income, resulting in increased income before income taxes of $35,019,000 in 2021, compared to $22,702,000 in 2020. After state and federal taxes, net income increased to $27,834,000, or $3.19 per share, in 2021, compared to $18,394,000, or $2.13 per share, in 2020. Returns on average equity were 10.52% and 7.39% in 2021 and 2020, respectively.
In 2021, the Corporation’s net interest margin was reduced to 2.82%, compared to 3.35% in 2020. Net interest income was $71,244,000 in 2021, as compared to $73,068,000 in 2020.
Other income was $22,776,000 and $20,090,000 in 2021 and 2020, respectively. The largest source of other income is commissions from insurance sales attributable to ACNB Insurance Services, Inc. Commissions from insurance sales increased by 0.4% in 2021 to $6,151,000, because of higher contingent commissions as a result of specific practices of the insurance carriers. There were no sales of securities in 2021 or 2020. A $439,000 net fair value gain (fair value change, none were sold) was recognized on local bank and CRA-related equity securities in 2021 due to frequent market changes in publicly-traded stocks, compared to a $193,000 net fair value loss in 2020. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $3,169,000 for 2021, as compared to $2,672,000 for 2020, an 18.6% net increase as a net result of higher fee volume from increased assets under management, lower sporadic estate fee income, and 34% higher fees on brokerage relationships. Service charges on deposit accounts increased 4.6% to $3,510,000 for 2021, due to revived consumer spending that creates the Bank’s fees. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Revenue from ATM and debit card transactions increased 15.0% to $3,387,000 due to increased customer use of electronic products during shutdowns and subsequent re-openings.
Other expenses decreased to $58,951,000, or by 3.9%, in 2021, as compared to $61,316,000 in 2020. The largest component of other expenses is salaries and employee benefits, which increased 4.4% to $36,816,000 in 2021, compared to $35,278,000 in 2020, due to an increased fourth quarter incentive accruals, annual merit increases, and lowered cost of benefits. Compared to 2020, occupancy expense increased 11.8% in 2021 mostly due to higher seasonal costs and catch up on COVID-19 deferred maintenance; and tech equipment expense increased 13.5% due to fourth quarter booked conversion cost and higher expense structure of a new core system. Professional services expense decreased 8.0% from sporadic risk, loan, legal and corporate governance engagements. Marketing and corporate relations expense decreased by 48.8% due to muted specific campaigns and brand awareness activities. FDIC and regulatory expense increased by 55.8% based on these agencies’ formulas and credits and COVID-19 related high balance sheet growth. Merger-related expenses were $0 in 2021, compared to $5,965,000 in 2020, due to the majority of FCBI acquisition expenses occurring in 2020. A more thorough discussion of the Corporation’s results of operations is included in the following pages.

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

The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:
Table 1 — Average Balances, Rates and Interest Income and Expense

	2021			2020
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,552,074	$71,186	4.59%	$1,671,428	$78,967	4.72%
Taxable securities	358,256	5,423	1.51%	268,667	4,927	1.83%
Tax-exempt securities	38,829	543	1.40%	26,079	470	1.80%
Total Securities	397,085	5,966	1.50%	294,746	5,397	1.83%
Other	578,150	1,007	0.17%	215,318	926	0.43%
Total Interest Earning Assets	2,527,309	78,159	3.09%	2,181,492	85,290	3.91%
Cash and due from banks	23,799			22,644
Premises and equipment	30,742			30,206
Other assets	136,035			147,394
Allowance for loan losses	(19,927)			(17,076)
Total Assets	$2,697,958			$2,364,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$872,729	$911	0.10%	$673,981	$964	0.14%
Savings deposits	367,543	664	0.18%	297,134	1,207	0.41%
Time deposits	494,322	3,437	0.70%	514,303	8,147	1.58%
Total Interest Bearing Deposits	1,734,594	5,012	0.29%	1,485,418	10,318	0.69%
Short-term borrowings	35,153	39	0.11%	37,185	59	0.16%
Long-term borrowings	49,935	1,864	3.73%	58,498	1,845	3.15%
Total Interest Bearing Liabilities	1,819,682	6,915	0.38%	1,581,101	12,222	0.77%
Non-interest bearing demand deposits	594,483			499,100
Other liabilities	19,119			35,462
Stockholders’ equity	264,674			248,997
Total Liabilities and Stockholders’ Equity	$2,697,958			$2,364,660
NET INTEREST INCOME		$71,244			$73,068
INTEREST RATE SPREAD			2.71%			3.14%
NET INTEREST MARGIN			2.82%			3.35%

For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (including PPP fees) of $5,623,000 and $3,391,000 as of December 31, 2021 and 2020, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.
Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2021 and 2020. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.
Net interest income totaled $71,244,000 for the year ended December 31, 2021, compared to $73,068,000 for the same period in 2020, a decrease of $1,824,000, or 2.5%. Net interest income decreased due to a decrease in interest income to a greater extent than a decrease in interest expense. Interest income decreased $7,131,000, or 8.4%, due to the change in mix of average earning assets, in addition to decreased rates due to market events. Interest expense decreased $5,307,000, or 43.4%, in 2021 from 2020. The decrease in interest expense resulted from deposit rate decreases in addition to a favorable change in deposit mix (as discussed below). Decreased loans outstanding was a result of active participation in the SBA Payroll Protection Program (PPP) offset by loan paydowns and payoffs (including mostly 2021 PPP loans payoffs), despite concerted effort by management to offset the recent year trend of the market area’s heightened competition and the COVID-19 related slow economic conditions. Loan yields were negatively impacted by declines in the U.S. Treasury yields and other market driver interest rates. The year 2021 saw continued lower market yields and the difference between longer term rates and shorter term rates was increasing. These driver rates affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates.

From these changes, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields were purchase accounting adjustments and recognized PPP fees that increased yield. Interest income increased on investment securities due to increased volume offsetting lower rates on these new purchases . An elevated amount of earning assets remained in short-term, low-rate money market type accounts during 2021; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, as economic conditions in the Corporation’s marketplace eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in and influence the rates the Corporation and the local market pay for deposits. However, after COVID-19 Federal Open Market Committee (FOMC) actions, rates on transaction, savings and time deposits, were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense decreased $5,307,000, or 43.4% due to lower rates offsetting higher volume on transaction deposits, certificate of deposit rate decreases and lower volume, and by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict the operations of many businesses and their workers, the resulting widespread liquidity allowed banks, including ACNB, to reduce deposit rates and still maintain relationships. Other responses were for the Federal Reserve to decrease rates to 0% to 0.25% and the massive injection of liquidity into markets. The resulting inflation is projected to cause reversal of course with rates increasing and liquidity withdrawn. ACNB’s reaction will be to take advantage of mix changes in assets and delay funding cost increases to maintain or increase margins. The inability to do so could cause margins to decrease. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.
The net interest spread for 2021 was 2.71% compared to 3.14% during 2020. Also comparing 2021 to 2020, the yield on interest earning assets decreased by 0.82% and the cost of interest bearing liabilities decreased by 0.39% due to less room to decrease. The net interest margin was 2.82% for 2021 and 3.35% for 2020. The net interest margin decrease included lower purchase accounting adjustments, down 11 basis point and higher PPP loan fees recognized, up 9 basis point, but was more impacted by sharp market rate decreases and less loans as a percentage in the earning asset mix and more lower yielding investments and liquidity assets. PPP fees recognized in 2021 were $5,627,000 and purchase accounting added another $3,158,000 to interest income. Both are finite in amount and duration, especially the PPP fees, and will not repeat at this magnitude in future periods. $995,000 in PPP deferred fees remain at December 31, 2021.
Average earning assets were $2,527,309,000 in 2021, an increase of $345,817,000, or 15.9%, from the average balance of $2,181,492,000 in 2020. Liquidity assets represented the largest increase in average assets in 2021, liquidity assets also represented the largest increase in 2020. Changes in the investment portfolio in both years were made to balance future liquidity needs (investments bought in low rate environment are difficult to use subsequently for liquidity when rates increase) and to collateralize eligible deposits. Average interest bearing liabilities were $1,819,682,000 in 2021, up from $1,581,101,000 in 2020. Average non-interest bearing demand deposits increased 19.1% in 2021, continuing the upward trend from 2020. All increases were a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity in the banking system. On average, deposits (including non-interest bearing) were up 17.4%, while borrowings decreased by 11.1% due to principal paybacks. Lower-cost transaction and savings deposits increased in 2021. The decrease in time deposits was in part from existing customers moving to better liquidity available from transaction and savings deposits .
Net interest income totaled $17,350,000 for the quarter ended on December 31, 2021 compared to $18,902,000 for the same period in 2020. Trends discussed for the year accelerated in the fourth quarter causing the decrease in interest income to exceed the decrease in interest expense. Net interest margin was 2.59% in the fourth quarter of 2021 compared with 3.17% for the same quarter in 2020. PPP fees recognized in the fourth quarter of 2021 were $1,215,000 compared to $1,501,000 in the same period in 2020.
The rate/volume analysis detailed in Table 2 shows that the decrease in net interest income in 2021 was due to loan volume decreases and rate decreases in earning asset offsetting rate and volume decreases in funding cost. Earning asset yields decreased due to much lower market rates. Interest expense decreased due to lower deposit volumes and rates.

The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:
Table 2 — Rate/Volume Analysis

	2021 versus 2020
	Due to Changes in
In thousands	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$(5,522)	$(2,259)	$(7,781)
Taxable securities	1,535	(1,119)	416
Tax-exempt securities	194	(122)	72
Total Securities	1,729	(1,241)	488
Other	619	(457)	162
Total	$(3,174)	$(3,957)	$(7,131)
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$244	$(297)	$(53)
Savings deposits	239	(782)	(543)
Time deposits	(305)	(4,406)	(4,711)
Short-term borrowings	(3)	(16)	(19)
Long-term borrowings	(292)	311	19
Total	(117)	(5,190)	(5,307)
Change in Net Interest Income	$(3,057)	$1,233	$(1,824)
The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.
Provision for Loan Losses
The provision for loan losses charged against earnings was $50,000 in 2021 and $9,140,000 in 2020. The provision for loan losses charged against earnings was $0 in the fourth quarter of 2021 compared with $1,040,000 in the same period in 2020. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI acquisition in 2020 or the New Windsor Bancorp, Inc. acquisition completed in 2017 (New Windsor), which were recorded at fair value as of the respective acquisition dates. Each quarter, the Corporation assesses risk in the loan portfolio and reserve required compared with the balance in the allowance for loan losses and the current evaluation factors. The 2021 provision was calculated to be much lower due to the intervening provisioning for the impact of the COVID-19 pandemic and the elimination of modifications made in prior periods because of COVID-19. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The qualitative factor for this event and a related factor on commercial and industrial loan collateral reduced. Otherwise, management concluded that the loan portfolio exhibited continued general stability in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The long term effect of the ongoing COVID-19 event cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be a lower percentage range in 2021 compared with the prior periods due to increased experience with COVID-19 effects on loan quality.
For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management’s Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For 2021, the Corporation had net charge-offs of $1,243,000 as compared to net charge-offs of $2,749,000 for 2020. $2,000,000 in 2020 charge-offs were not COVID-19 related.
Other Income
Other income was $22,776,000 for the year ended December 31, 2021, a $2,686,000, or 13.4%, increase from 2020. The largest source of other income is commissions from insurance sales from ACNB Insurance Services, Inc., which increased 0.4% to $6,151,000 in 2021. The increase was due to increases in contingent commission volume, net of lower commission on recurring books of business due to economic, market and customer factors. A continuing risk to ACNB Insurance Services, Inc.’s revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as ACNB Insurance Services, Inc. Contingent, or extra, commissions were higher than the prior year due to specific claim activity at ACNB Insurance Services, Inc. and trends in the entire insurance marketplace in general in prior periods. Heightened pressure on commissions is expected to continue in this business line from insurance company actions.
There were no gains or losses on sales of securities in 2021 or 2020. A $439,000 net fair value gain was recognized on local bank and CRA-related equity securities during 2021 due to normal variations in market value on publicly-traded local bank stocks and increased market values for financial equities in particular, compared to a net fair value loss of $193,000 in 2020. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $3,169,000 for the year ended December 31, 2021, as compared to $2,672,000 for 2020. At December 31, 2021, ACNB had total assets under administration of approximately $537,800,000, compared to $436,700,000 at the end of 2020. The revenue increase was a net result of higher fee volume from increased assets under management, lower sporadic estate settlement income which varies with specific activity, and increased fees on brokerage relationship transactions.
Service charges on deposit accounts increased 4.6% to $3,510,000, due to partial recovery from COVID-19 related slow economic conditions that had reduced fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Further, various specific government regulations and policies effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions increased 15.0% to $3,387,000 due to variations in volume and mix, including COVID-19 related increased trend for higher online volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. Another challenge to this revenue source is the retail system-wide security breaches in the merchant base that are negatively affecting consumer confidence in the debit card channel. Income from sold mortgages, included in other income, increased by $1,062,000, or 45.6%, to $3,393,000 in 2021 as customer demand for refinancing in the low rate environment led to origination of mortgage types that were sold in the secondary market. This revenue source is subject to wide divergence due to national and local economic trends and market interest rates.
Other income was $5,633,000 for the quarter ended December 31, 2021 a $386,000 or 6.4% decrease from the same quarter in 2020. Included in the decrease was a lower gain on equity securities down $229,000, lower income from rate sensitive mortgage sale income, down $156,000, and lower insurance agency commissions down $180,000 due to specific customer actions. Continued increases included deposit service charges, trust and brokerage, and a one-time gain of $101,000 on bank owned life insurance.
Impairment Testing
ACNB Insurance Services, Inc. and ACNB Bank has certain long-lived assets, including purchased intangible assets subject to amortization such as insurance books of business, core deposit intangibles and associated goodwill assets, which are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the statement of condition and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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
As noted above, commissions from insurance sales were up 0.4% in 2021, and ACNB Insurance Services, Inc.’s stand alone net income decreased 0.4% in 2021 compared to 2020. The testing for potential impairment involves methods that include both current and projected income amounts, and ACNB Insurance Services, Inc.’s fair value remained above the carrying value as of the most recent annual impairment test date. Thus, the results of the annual evaluations determined that there was no impairment of ACNB Insurance Services, Inc.’s goodwill, including the testing at October 1, 2021. However, declines in

ACNB Insurance Services, Inc.’s net income or changes in external market factors, including likely buyers that are assumed in impairment testing, may require an impairment charge to goodwill. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessments, which were completed as of December 31, 2021. Should it be determined in a future period that the goodwill has been impaired, then a charge to earnings will be recorded in the period that such a determination is made.
Other Expenses
Other expenses decreased 3.9% to $58,951,000 for the year ended December 31, 2021. The largest component of other expenses is salaries and employee benefits, which increased 4.4% in 2021 to $36,816,000 compared to $35,278,000 in 2020. The reasons for the increase in salaries and employee benefits expenses include the following:
•challenges and cost in replacing and maintaining customer-facing staff due to a competitive labor market;

•costs in back-office staff due to the marketplace high demand for employees;

•increased organic growth initiatives at ACNB Insurance Services, Inc.;

•maintaining staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•normal merit increases to employees and associated payroll taxes;

•increased expense on performance-based commissions, restricted stock grants and incentives, most of which is accrued in the fourth quarter by Board actions;

•market changes in actively managing employee benefit plan costs, including health insurance;

•varying costs of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense due to plan investment performance and changes in discount rates. This expense increased by $505,000 in 2021 compared to 2020.
The Corporation reduced the benefit formula for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit costs. Subsequently, the Corporation amended the defined benefit pension plan effective April 1, 2012, in that no employee hired after March 31, 2012, shall be eligible to participate in the pension plan and no inactive or former plan participant shall be eligible to again participate in the pension plan. The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. Although 2021 reflected an expense compared to the negative expense (income benefit) in 2020, the expense will again be an income benefit in 2022 due to higher discount rates at the latest measurement date, higher plan returns, and change in mortality tables utilized. The expense will vary in future years due to these variables. A pension provision in a public law known as MAP-21, enacted in July 2012, had no effect on the GAAP expense associated with the plan. In addition, the ACNB plan has maintained a well-funded status under ERISA rules.
Net occupancy expense was up 11.8% at $4,114,000 in 2021 and $3,681,000 in 2020. Equipment expense totaled $6,175,000 during 2021, as compared to $5,442,000 during 2020. Occupancy expense was up in 2021 due to higher first quarter seasonal expense, COVID-19 deferred maintenance in the fourth quarter catch up and fourth quarter set up cost for a temporary facility pending expected completion of a new office in 2022. Two community offices were closed in 2021 in the strategy of lower future occupancy expense (as well as other efficacies). Equipment expense increased due to tech equipment expenditures which vary due to specific projects. More significantly, increased costs were associated with the fourth quarter set up and new monthly fee for the core system conversion. Equipment expense is subject to ever-increasing technology demands and the core system conversion is a major step in the Corporation’s Digital Transformation strategic planning. The 2021 core system conversion will change various expense components, which although budgeted for future periods cannot be fully estimated. Technology investments and training allowing staff to work from home continues to prove invaluable in keeping the Bank operational during the pandemic.

Professional services expense totaled $1,304,000 for 2021, as compared to $1,417,000 for 2020. The variation in expense from year to year included varying legal costs associated with problem loans and corporate governance, as well as the expense of heightened compliance monitoring on existing regulations and the expense of implementing new regulations. Other tax expense increased $364,000 or 30.1% in 2021 compared to 2020 due to higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a stockholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased with the retained earnings equity increase and from the FCBI merger equity, and from higher rate. Supplies and postage expense decreased in 2021 compared to the prior year due to variation in the timing of necessary replenishments and with more use of electronic delivery.
Marketing and corporate relations expense decreased 48.8% from 2020 to 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.
FDIC and regulatory expense for 2021 was $960,000, an increase of $344,000 from $616,000 in 2020 based on FDIC variations in asset base and rate in credits received in the prior year based on the FDIC fund reaching a particular funding ratio. This credit does not repeat in future periods but depends on the change in the funding ratio. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.
Intangible assets amortization decreased 7.9% due to bank acquisition calculation and ACNB Insurance Services, Inc. amortization on prior book purchases. Other operating expense increased $702,000 or 13.7% in 2021 as a result of a variety of increases including various delivery channels cost, corporate governance and risk management (including training) expenditures. In addition, the Bank elected to pay off a higher than market borrowing maturing in 2023 with a one-time penalty of $125,000 and separately accrued $103,000 for a one-time failure to hold garnished funds loss. The loss issue was later settled in 2022 at a 47% lesser amount.
Merger related expenses totaled $0 in 2021 compared to $5,965,000 in 2020, due to the acquisition and integration of FCBI in 2020. Merger expenses included legal and consulting expenses to effect the legal merger, investment banking and preparing purchase accounting adjustments. Integration expenses included severance payments to FCBI staff separated by the merger, consultant costs to integrate FCBI systems into ACNB’s systems and the cost to terminate all FCBI core banking and electronic technology systems contracts. These costs were all necessary to provide requisite internal controls and cost effective core banking technology systems going forward. The costs of integrating all systems into one system was important to the merger viability and ongoing system integrity and quality.
Other Expenses was $17,457,000 for the quarter ended December 31, 2021 a $2,363,000 or 15.7% increase from the same quarter in 2020. Included in the increase was a $935,000 higher salary expense due to incentive compensation plan accruals approved based on achievement of plan goals, and other benefit expense including pension up $140,000. Occupancy expenses were up by $96,000 or 9.88% due to COVID-19 deferred maintenance in the fourth quarter catch up and fourth quarter set up cost for a temporary facility pending expected completion of a new office in 2022. Equipment expense was up $989,000 in the quarter, which included $895,000 one-time core conversion cost. ACNB projects ongoing replacement of legacy systems and new tech investments to increase this category (not including the one-time conversion cost) 20% to 25% annually as a part of the Digital Transformation strategic plan. Other expense categories included the one time borrowing early pay off penalty of $125,000 and the one-time $103,000 loss accrual discussed above; otherwise were net 3.6% higher on variations discussed for the year.
Provision for Income Taxes
ACNB recognized income taxes of $7,185,000, or 20.5% of pretax income, during 2021, as compared to $4,308,000, or 19.0%, during 2020. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits).
The varying effective tax rate during 2021 and 2020 was a result of varying pretax income in relationship to expiration of tax credits, varying levels of tax-exempt investments and allocation between states. Pretax income decreased due to internal growth offset by merger and provision for loan loss expenses. At December 31, 2021, net deferred tax assets amounted to $4,514,000. Deferred tax assets are realizable primarily through future reversal of existing taxable temporary differences and future earnings. Management currently anticipates timing difference reversals will be adequate to utilize deferred tax assets. Accordingly, no valuation allowance has been established for deferred tax assets at December 31, 2021.

FINANCIAL CONDITION
Average earning assets increased in 2021 to $2,527,309,000, or by 15.9%, from $2,181,492,000 in 2020. Loans decreased from the forgiveness of PPP loans, sale of most new residential mortgages, and payoffs of loans in the residential mortgage consumer and government lending portfolios. Deposit increases were largely due to continued, slow economic conditions in the ongoing pandemic environment increasing the level of deposits held by existing and new customers. ACNB’s overnight interest bearing deposits increased in 2021 on average, as more funds were allocated into liquid assets. On average, investments were increased in 2021 by 34.7% and in 2020 by 44.5% to provide a better return on excess liquidity and to properly collateralize public deposits. Average loans decreased 7.1% and increased 29.7% on average in 2021 and 2020, respectively. Loans were funded by increased deposits. Average deposits increased 17.4% in 2021 to $2,329,077,000 from $1,984,518,000 in 2020. Deposit growth was the result of increased balances due to the lack of economic activity in the COVID-19 environment. Average borrowings decreased in 2021 to $85,088,000 from $95,683,000 in 2020. Past years’ term borrowings were in anticipation of continued loan demand and amounts were paid off from liquidity in 2021 and 2020.
Investment Securities
ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The changes in the securities portfolio in 2021 were mainly to provide proper collateral for public deposits and to provide better yields on excess deposits. Investing into investment security portfolio assets over the past several years was made more challenging due to the Federal Reserve Bank’s program commonly called Quantitative Easing in which, by the Federal Reserve’s open market purchases, the yields were maintained at a lower level than would otherwise be the case. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.
At December 31, 2021, the securities balance included a net unrealized loss on available for sale securities of $3,474,000, net of taxes, on amortized cost of $441,565,000 versus a net unrealized gain of $4,645,000, net of taxes, on amortized cost of $331,745,000 at December 31, 2020. The change in fair value of available for sale securities during 2021 was a result of the higher amount of investments in the available for sale portfolio and by a decrease in fair value from an increase in the U.S. Treasury yield curve rates (which varies daily with volatility) and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve reinstituted their rate-decreasing Quantitative Easing program in the COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018, the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both actions causing the U.S. Treasury yield curve to decrease in 2020. However, the bond market sensed that government stimulus would lead to inflation and the yield curve increased in terms relevant to the investment securities in the Corporation’s portfolio, leading to fair value decreases. However, fair values were volatile on any given day in 2021 and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.
At December 31, 2021, the securities balance included held to maturity securities with an amortized cost of $6,454,000 and a fair value of $6,652,000, as compared to an amortized cost of $10,294,000 and a fair value of $10,768,000 at December 31, 2020. The held to maturity securities are U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements. They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings. No held to maturity securities were added in the past several years but the Corporation retains that option in certain rate environments.
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

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:
Table 3 — Investment Securities

In thousands	2021	2020
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$245,041	$183,603
Mortgage-backed securities	133,496	108,822
State and municipal	44,611	36,484
Corporate bonds	13,950	8,809
	$437,098	$337,718
HELD TO MATURITY SECURITIES AT AMORTIZED COST
U.S. Government and agencies	$—	$—
Mortgage-backed securities	6,454	10,294
	$6,454	$10,294
EQUITY SECURITIES WITH READILY DETERMINABLE FAIR VALUES
CRA Mutual Fund	$1,036	$1,065
Stock in other Banks	1,573	1,105
	$2,609	$2,170
Table 4 discloses investment securities at the scheduled maturity date at December 31, 2021. Many securities have call features that make their redemption possible before the stated maturity date.
Table 4 — Securities Maturity Schedule

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Government and agencies	$19,233	2.22%	$89,323	1.78%	$131,671	2.03%	$9,236	3.31%	$249,463	2.00%
Mortgage-backed securities	84	2.44	3,894	2.83	23,270	2.20	112,903	1.68	140,151	1.80
State and municipal	839	4.52	685	1.57	7,118	1.71	35,905	2.44	44,547	2.35
Corporate bonds	—	—	1,530	5.81	10,328	4.27	2,000	5.25	13,858	4.58
	$20,156	2.32%	$95,432	1.89%	$172,387	2.17%	$160,044	1.96%	$448,019	2.04%
Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.
The Company continues to analyze increasing investments to increase interest income, despite the possible subsequent decrease in market value if rates increase further.

The Corporation adopted ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018. The required fair value disclosures are as follows:

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CRA Mutual Fund	$—	—%	$—	—%	$—	—%	$1,036	—%	$1,036	—%
Stock in other Banks	—	—	—	—	—	—	1,573	—	1,573	—
	$—	—%	$—	—%	$—	—%	$2,609	—%	$2,609	—%
Loans
Year over year, loans outstanding decreased by $169,357,000, or 10.3%, in 2021, as compared to 2020. The decrease is primarily attributable to the sale of most newly originated residential mortgages, PPP loan payoffs, and the payoff of loans in the residential mortgage, consumer, and government lending portfolios. Year over year, organic loan declines is primarily a result of active participation and subsequent payoffs in the Paycheck Protection Program (PPP) as well as the other factors mentioned above. In all periods, residential real estate lending and refinance activity was mostly sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs could upcoming periods from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while dealing with the ongoing work involved with the PPP Small Business Administration (SBA) guaranteed loans forgiveness processes. Both years demonstrated the focused efforts by management to lend to creditworthy borrowers subject to the Corporation’s disciplined underwriting standards, despite generally slower local commercial activity and intense competition. Within the portfolio, growth was centered in increased commercial purpose loans/commercial construction loans, while local market residential mortgages declined. Also declining were loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities, as a result the net commercial purpose segments decreased $102,861,000, or 9.2%, during 2021, spread among diverse categories that include farmland secured, loans to local government units, and other types of commercial lending. Residential real estate mortgage portfolio lending to local borrowers who preferred loan types that would not be sold into the secondary mortgage market, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $64,063,000, or 12.7%. Included in the mortgages were $114,751,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Included in commercial purpose were real estate construction loans down $3,902,000, or 7.2% in 2021, as a result of market demand and continued conservative underwriting on this loan type due to the category’s credit attributes.
Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are mostly bank qualified for tax-free interest income treatment for federal income taxes. These loans totaled $62,823,000 in 2021, a decrease of 8.7% from $68,772,000 held at the end of 2020 due to early payoff in a down rate environment.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of December 31, 2021, the Corporation had an outstanding balance of $18,541,000 under the PPP program, net of repayments and forgiveness to date. As of December 31, 2021, the Corporation had originated approximately 2,217 loans in the amount of $223,036,703 under the PPP. Deferred fee income was approximately $9.5 million, before costs. The Corporation recognized $2,875,000 of PPP fee income during 2020, and $5,627,000 through December 31, 2021. The remaining amount will be recognized in future quarters as an adjustment of interest income yield.

Table 5 — Loan Portfolio
Loans at December 31 were as follows:

In thousands	2021	2020
Commercial, financial and agricultural	$179,567	$320,154
Real estate:
Commercial	786,255	744,627
Construction	50,000	53,902
Residential	441,887	505,950
Consumer	10,718	13,151
Total Loans	$1,468,427	$1,637,784
The repricing range of the loan portfolio at December 31, 2021, and the amounts of loans with predetermined and fixed rates are presented in the tables below:
Table 6 — Loan Sensitivities
LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$36,290	$64,283	$78,994	$179,567
Real estate:
Commercial	33,123	95,821	657,311	786,255
Construction	10,942	10,531	28,527	50,000
Residential	35,131	37,667	369,089	441,887
Total	$115,486	$208,302	$1,133,921	$1,457,709

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$42,059	$70,335	$67,173	$179,567
Real estate:
Commercial	112,977	427,836	245,442	786,255
Construction	20,846	14,625	14,529	50,000
Residential	54,487	115,795	271,605	441,887
Total	$230,369	$628,591	$598,749	$1,457,709
Loans with a fixed interest rate	$100,616	$595,807	$397,605	$1,094,028
Loans with a variable interest rate	129,753	32,784	201,144	363,681
Total	$230,369	$628,591	$598,749	$1,457,709
Most of the Corporation’s lending activities are with customers located within the Bank’s market area of southcentral Pennsylvania and northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $396,795,000, or 27.0% of total loans, at December 31, 2021. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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
The unemployment rate in ACNB’s market area remained below the state and national average during 2021. Additionally, competitive lending rates and a less volatile local economy continued to provide some support to the economic conditions in the area. During 2021, continued low activity in new residential real estate development/construction and muted economic activity was a result of COVID-19, challenging the Corporation’s marketplace commercial activity. Slower growth areas such as ACNB’s marketplace generally do not retract in economic recessions as quickly and as low as other areas of the country, however the recovery from low economic cycles are also generally slower.
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
The following table sets forth the Corporation’s non-performing assets as of the end of the years indicated:
Table 7 — Non-Performing Assets

Dollars in thousands	2021	2020
Nonaccrual loans, including TDRs	$5,489	$7,041
Accruing loans 90 days past due	730	855
Total Non-Performing Loans	6,219	7,896
Foreclosed assets	—	—
Total Non-Performing Assets	$6,219	$7,896
Total Accruing Troubled Debt Restructurings	$3,574	$3,680
Ratios:
Non-performing loans to total loans	0.42%	0.48%
Non-performing assets to total assets	0.22%	0.31%
Allowance for loan losses to non-performing loans	306.05%	256.16%
If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $462,000 in 2021 and $379,000 in 2020. The decrease in nonaccrual loans from 2020 to 2021 is discussed further below.
Impaired loans at December 31, 2021 and 2020, totaled $9,063,000 and $10,721,000, respectively. At December 31, 2021 and 2020, the Corporation had nonaccruing and accruing troubled debt restructurings of $3,637,000 and $3,807,000, respectively. $63,000 and $127,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,574,000 and $3,680,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2021 and 2020, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on all impaired loans totaled $1,455,000 and $1,382,000 at December 31, 2021 and 2020, respectively. The decrease in accruing troubled debt restructurings was a result of payment made in accordance with loan terms. The decrease in nonaccrual loans was a result of additional loans added to this category net of paydowns and payoffs made by the customers on these loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $1,725,000 at December 31, 2021, compared to $2,607,000 at December 31, 2020.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $0 at December 31, 2021. One property was brought into foreclosed assets and subsequently sold in 2021 at a net immaterial gain. At December 31, 2021, all properties had been settled. The total of $0 in foreclosed real estate at December 31, 2020, represented that all properties held in that year had been settled by year end.
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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2021 and the resulting allowance at December 31, 2021, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2020 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at December 31, 2021. The amount of the unallocated portion of the allowance decreased at December 31, 2021, as management concluded that the loan portfolio was better reflected in metrics used in the allocated evaluation. Otherwise the assessment concluded that credit quality was stable, COVID-19 related charge offs were relatively low and past due loans manageable.
Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.
Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent years’ improvement in the credit quality in the loan portfolio, but with decreased risk from the impact of the COVID-19 crisis. The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. The provision for 2021 was $50,000, compared to $9,140,000 for 2020. The increase in the allowance for loan losses as a percentage of total loans of 1.23% at December 31, 2020 to 1.30% at December 31, 2021 was primarily related to the decreased risk from the impact of the COVID-19 crisis and, even with the decrease in non-acquired loans, such reduction did not necessarily reduce the risk in the portfolio in direct proportion. More specifically, as total loans decreased from year-end 2020 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.
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

The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:
Table 8 — Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2021	2020
Beginning balance	$20,226	$13,835
Provision for loan losses	50	9,140
Loans charged-off:
Commercial, financial and agricultural	1,176	2,107
Commercial real estate and construction	—	675
Residential mortgage	22	—
Consumer	120	205
Total Loans Charged-Off	1,318	2,987
Recoveries:
Commercial, financial and agricultural	43	83
Commercial real estate and construction	—	96
Residential mortgage	—	30
Consumer	32	29
Total Recoveries	75	238
Net charge-offs	1,243	2,749
Ending balance	$19,033	$20,226
Ratios:
Net charge-offs to average loans	0.08%	0.16%
Allowance for loan losses to total loans	1.30%	1.23%
Table 9 — Allocation of the Allowance for Loan Losses

	2021		2020
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$3,176	12.2%	$4,037	19.5%
Real estate:
Commercial	10,716	53.5	9,569	45.5
Construction	616	3.4	503	3.3
Residential	3,736	30.1	4,088	30.9
Consumer	408	0.7	648	0.8
Unallocated	381	N/A	1,381	N/A
Total	$19,033	100.0%	$20,226	100.0%
The allowance for loan losses at December 31, 2021, was $19,033,000, or 1.30% of loans, as compared to $20,226,000, or 1.23% of loans, at December 31, 2020. The ratio of non-performing loans plus foreclosed assets to total assets was 0.22% at December 31, 2021, as compared to 0.31% at December 31, 2020.
Loans past due 90 days and still accruing were $730,000 and nonaccrual loans were $5,489,000 as of December 31, 2021. Loans past due 90 days and still accruing were $855,000 at December 31, 2020, while nonaccruals were $7,041,000.
The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021. In comparison, at December 31, 2020, the

Corporation had outstanding approvals for temporary loan modifications and deferrals for 48 loans totaling $36,123,155 in principal balances, representing 2.2% of the total loan portfolio.
As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.
Additional information on nonaccrual loans at December 31, 2021 and 2020, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2021
Owner occupied commercial real estate	7	$3,890	$599	$—	In market	2008-2019
Investment/rental residential real estate	1	112	—	—	In market	2016
Commercial and industrial	3	1,487	856	970	In market	2008-2019
Total	11	$5,489	$1,455	$970
December 31, 2020
Owner occupied commercial real estate	9	$4,601	$124	$—	In market	2008-2019
Investment/rental residential real estate	3	410	34	—	In market	2009-2016
Commercial and industrial	2	2,030	1,224	—	In market	2008-2019
Total	14	$7,041	$1,382	$—
Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.
All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and nearby market areas of Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loans discussed below, for purposes listed in the classifications in the table above.
The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at December 31, 2021.
Owner occupied commercial real estate includes seven unrelated loan relationships. A $938,000 relationship in food service that was performing when acquired in 2017 was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received . Collateral valuation resulted in no specific allocation. Another $802,000 merger-acquired loan relationship for a light manufacturing enterprise which was performing when acquired is working through bankruptcy and has no specific allocation. The other unrelated loans in this category have balances of less than $200,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2019 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.
A $1,311,000 (after partial payoff in the third quarter 2020) 2017-acquired commercial real estate participation loan was added in the fourth quarter of 2019 and has been currently assigned a $599,000 specific allocation at December 31, 2021.
Investment/rental residential real estate includes one loan relationships totaling $112,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; this relationship is making principal reductions.
A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $639,000. Liquidation is underway with a specific allocation of $21,000 after a $970,000 third quarter of 2021 charge-off. A related $371,000 owner occupied real estate loan is also in nonaccrual. An unrelated commercial and industrial loan with a balance of $13,000 (after numerous principal payments) at December 31, 2021, is currently continuing making payments. A third unrelated loan relationship was added in the first quarter of 2021 with an outstanding balance of $835,000 and a specific allocation of $835,000 due to concerns on collateralization and liens.
The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses of $50,000 for 2021 and the provision for loan losses of $9,140,000 for 2020, was a result of the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and substandard loans in 2021, the $50,000 provision addition to the allowance was necessary in proportion to loan portfolio growth, net charge-offs and estimated loss from nonaccrual and substandard loans in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.
Premises and Equipment
During the quarter ended June 30, 2016, a building was sold and the Corporation is leasing back a portion of that building. In connection with these transactions, a gain of $1,147,000 was realized, of which $447,000 was recognized in the quarter ended June 30, 2016 and the remaining $700,000 deferred for future recognition over the lease back term. A reduction of lease expense of $70,000 was recognized in 2021. A reduction of lease expense of $70,000 was recognized in 2020. ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020. As a part of an ongoing delivery system optimization strategy, two community offices closed in the second quarter of 2021 resulted in a small net gain.
ACNB has committed for capital expenditures to build a new community office to replace three existing offices in close proximity as of December 31, 2021. The anticipated source of funds needed is from adequate general banking liquidity. Costs will vary due to inflation and supply chain disruptions.
Foreclosed Assets Held for Resale
The carrying value of real estate acquired through foreclosure was $0 with no properties at December 31, 2021, compared to $0 with no properties at December 31, 2020. One property added in 2021 was sold before year-end. All acquired properties are actively marketed. The Corporation could obtain and market additional foreclosed assets in 2022; however, the total amount and timing is currently not certain.
Other Assets
Other assets increased $3,756,000, or 15.7%, in 2021 compared to 2020, in part due to normal variations in a number of non earning asset accounts including deferred taxes and pension related assets.
Deposits
ACNB relies on deposits as the primary source of funds for lending activities. Average deposits increased 17.4%, or $344,559,000, during 2021, as compared to a 43.4% increase during 2020. Deposits acquired from FCBI totaled $374,058,000 on January 11, 2020. Deposits increased from increased balances in a broad base of accounts from lack of economic activity continuing from the COVID-19 event and effects. Otherwise, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. The 2021 average deposit increase was mainly due to liquidity continuing from the COVID-19 event, but also local individual and business depositors continued to be attracted to strategically designed stable community bank time and non-interest bearing products. During 2020 deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however it is expected that a return to normal, lower balances could occur when the economy improves. Year-end 2020 to year-end 2021 recorded an increase in deposits of $240,864,000, or 11.0%, which was an indicator of continued liquidity in the customer base. With heightened competition, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. If rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Table 10 — Time Deposits
Maturities of time deposits of $100,000 or more outstanding at December 31, 2021, are summarized as follows:

In thousands
Three months or less	$57,875
Over three through six months	39,590
Over six through twelve months	52,209
Over twelve months	58,356
Total	$208,030
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2021, short-term borrowings were $35,202,000, a decrease of $3,262,000, or 8.5%, from the December 31, 2020, balance of $38,464,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2020, repurchase agreement balances were down due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings, at December 31, 2021 and 2020. This account is used or not used due to daily fluctuation in deposits and loans. Short-term FHLB borrowings are used to even out funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $34,700,000 at December 31, 2021, versus $53,745,000 at December 31, 2020. The Corporation decreased long-term borrowings 35.4% from December 31, 2020. $22.7 million FHLB borrowings matured and were not renewed and another $5.0 million was paid early to utilize liquidity from earning assets and deposit changes. FHLB fixed-rate term advances were taken in prior years to mature from 2022 to 2023 to balance loan demand with deposit funding. A $4.6 million loan was paid off during 2021 on a borrowing from a local bank that had been made to fund the cash payment to stockholders of the New Windsor acquisition. ACNB Insurance Services, Inc. borrowed $1.0 million from a local bank at the end of the third quarter of 2018 to fund a book of business purchase. The balance of this loan was paid off during 2021. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. The $5 million New Windsor acquired debt was paid off with proceeds from the subordinated debt proceeds during 2021. On March 30, 2021, ACNB Corporation issued $15,000,000 in Fixed-to-Floating Rate subordinated debt due March 31, 2031. The terms are five year 4% fixed rate and thereafter callable at 100% or a floating rate. The potential use of the net proceeds include retiring outstanding debt of the Corporation, repurchasing issued and outstanding shares of the Corporation, supporting general corporate purposes, underwriting growth opportunities, creating an interest reserve for the notes issued, and downstreaming proceeds to ACNB Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
The following tables set forth information about the Corporation’s short-term borrowings as of the dates indicated:

In thousands	2021	2020
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$—	$—
Securities sold under repurchase agreements	35,202	38,464
Total	$35,202	$38,464

Dollars in thousands	2021	2020
Average interest rate at year-end	0.12%	0.12%
Maximum amount outstanding at any month-end	$45,681	$52,721
Average amount outstanding	$35,153	$37,185
Weighted average interest rate	0.11%	0.12%

Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining its “well capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $272,114,000 at December 31, 2021, compared to $257,972,000 at December 31, 2020. Stockholders’ equity increased during 2021, primarily due to retained earnings from 2021 earnings net of dividends paid to date, net of the increase in accumulated other comprehensive loss from change in investment market value and net of share repurchases.
The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor stockholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI stockholders valued at $57,721,000.
A $3,907,000 increase in accumulated other comprehensive loss was a result of a net decrease in the fair value of the investment portfolio and changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.
The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2021, ACNB retained $18,866,000, or 67.8%, of its net income, as compared to $9,709,000, or 52.8%, in 2020.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2021, 214,495 shares were issued under this plan. Proceeds are used for general corporate purposes.
ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its stockholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of December 31, 2021, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of December 31, 2021, 35,587 shares were issued under this plan and 538,468 shares were available for grant. Proceeds are used for general corporate purposes.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 54,071 shares repurchased under the plan as of December 31, 2021.

On September 30, 2021, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchased the Corporation’s common stock on behalf of the Corporation during the period from the close of business on September 30, 2021 through March 31, 2022, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act). The shares will be purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.
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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
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
The Corporation calculated regulatory capital ratios as of December 31, 2021, and confirmed no material impact on the capital, operations, liquidity and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Table 11 — Risk-Based Capital
ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.
In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework on December 31, 2021.
The banking subsidiary’s capital ratios are as follows:

	2021	2020	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	8.81%	9.01%	5.00%
Common Tier 1 capital (to risk-weighted assets)	16.32%	13.86%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	16.32%	13.86%	8.00%
Total risk-based capital ratio	17.57%	15.10%	10.00%
For further information on the actual and required capital amounts and ratios, please refer to Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
Liquidity
Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.
ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At December 31, 2021, ACNB’s banking subsidiary could borrow approximately $793,135,000 from the FHLB of which $762,885,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $560,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $35,202,000 and $38,464,000 at December 31, 2021 and 2020, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
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
ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short and long term cash requirements from known contractual and other obligations.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2021, the Corporation had unfunded outstanding commitments to extend credit of $365,320,000 and outstanding standby letters of credit of $9,014,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O — “Financial Instruments with Off-balance Sheet Risk” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.
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
With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.8 billion in assets, $2.4 billion in deposits, and $1.5 billion in loans with 31 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland.

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

Opinion on the Financial Statements
We have audited the accompanying statements of condition of ACNB Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 31, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses—Qualitative Factors
The allowance for loan losses as of December 31, 2021 was $19.0 million. As described in Notes A and D to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.5 million and $17.5 million, respectively. Specific reserves estimate potential losses on identified impaired loans with uncertain collectability of principal and interest. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for the previous twelve quarters for each of these categories of loans, adjusted for qualitative risk factors. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

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

Our audit procedures related to the qualitative factors included the following, among others:

•We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

•We obtained an understanding of how management developed the estimates and related assumptions, including:

–Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

–Evaluating the reasonableness of the qualitative factor established by management as compared to the underlying internal or external information sources.

We have served as the Company’s auditor since 2018.

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 14, 2022

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2021	2020
ASSETS
Cash and due from banks	$14,912	$23,739
Interest bearing deposits with banks	695,219	375,613
Total Cash and Cash Equivalents	710,131	399,352
Equity securities with readily determinable fair values	2,609	2,170
Debt securities available for sale	437,098	337,718
Securities held to maturity, fair value $6,652; $10,768	6,454	10,294
Loans held for sale	2,193	11,034
Loans, net of allowance for loan losses $19,033; $20,226	1,449,394	1,617,558
Assets held for sale	1,093	—
Premises and equipment	30,980	33,013
Right of use assets	3,270	3,145
Restricted investment in bank stocks	2,303	2,942
Investment in bank-owned life insurance	64,261	63,401
Investments in low-income housing partnerships	1,254	1,380
Goodwill	42,108	42,108
Intangible assets	6,101	7,265
Other assets	27,738	23,982
Total Assets	$2,786,987	$2,555,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$623,360	$556,666
Interest bearing	1,803,029	1,628,859
Total Deposits	2,426,389	2,185,525
Short-term borrowings	35,202	38,464
Long-term borrowings	34,700	53,745
Lease liabilities	3,270	3,138
Other liabilities	15,312	16,518
Total Liabilities	2,514,873	2,297,390
STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,795,877 and 8,771,993 shares issued; 8,679,206 and 8,709,393 shares outstanding	21,978	21,918
Treasury stock, at cost (116,671 and 62,600 shares)	(2,245)	(728)
Additional paid-in capital	94,688	94,048
Retained earnings	167,238	148,372
Accumulated other comprehensive loss	(9,545)	(5,638)
Total Stockholders’ Equity	272,114	257,972
Total Liabilities and Stockholders’ Equity	$2,786,987	$2,555,362
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$71,186	$78,967
Securities:
Taxable	5,423	4,927
Tax-exempt	543	470
Dividends	230	311
Other	777	615
Total Interest Income	78,159	85,290
INTEREST EXPENSE
Deposits	5,012	10,318
Short-term borrowings	39	59
Long-term borrowings	1,864	1,845
Total Interest Expense	6,915	12,222
Net Interest Income	71,244	73,068
PROVISION FOR LOAN LOSSES	50	9,140
Net Interest Income after Provision for Loan Losses	71,194	63,928
OTHER INCOME
Commissions from insurance sales	6,151	6,125
Service charges on deposit accounts	3,510	3,355
Income from fiduciary, investment management and brokerage activities	3,169	2,672
Income from mortgage loans held for sale	3,393	2,331
Earnings on investment in bank-owned life insurance	1,408	1,442
Gain on life insurance proceeds	101	—
Net gains (losses) on equity securities	439	(193)
Service charges on ATM and debit card transactions	3,387	2,946
Other	1,218	1,412
Total Other Income	22,776	20,090
OTHER EXPENSES
Salaries and employee benefits	36,816	35,278
Net occupancy	4,114	3,681
Equipment	6,175	5,442
Other tax	1,572	1,208
Professional services	1,304	1,417
Supplies and postage	718	745
Marketing and corporate relations	287	561
FDIC and regulatory	960	616
Merger related expenses	—	5,965
Intangible assets amortization	1,164	1,264
Other operating	5,841	5,139
Total Other Expenses	58,951	61,316
Income Before Income Taxes	35,019	22,702
PROVISION FOR INCOME TAXES	7,185	4,308
Net Income	$27,834	$18,394
PER SHARE DATA
Basic earnings	$3.19	$2.13
Cash dividends declared	$1.03	$1.00
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2021	2020
NET INCOME	$27,834	$18,394

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES
Unrealized (losses) gains arising during the period, net of income taxes of $(2,321) and $960, respectively	(8,119)	3,384

Reclassification adjustment for net gains included in net income, net of income taxes of $— and $—, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $280 and $151, respectively (B) (C)	975	524

Unrecognized net loss, net of income taxes of $944 and $(1,055), respectively (C)	3,237	(3,693)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,907)	215

TOTAL COMPREHENSIVE INCOME	$23,927	$18,609
_______________________________
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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021 and 2020

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2020	$17,855	$(728)	$39,579	$138,663	$(5,853)	$189,516
Net income	—	—	—	18,394	—	18,394
Other comprehensive income, net of taxes	—	—	—	—	215	215
Common stock shares issued (1,610,562 shares)	4,014	—	53,759	—	—	57,773
Restricted stock grants (19,472 shares)	49	—	282	—	—	331
Restricted stock compensation expense	—	—	428	—	—	428
Cash dividends declared	—	—	—	(8,685)	—	(8,685)
BALANCE—December 31, 2020	21,918	(728)	94,048	148,372	(5,638)	257,972
Net income	—	—	—	27,834	—	27,834
Other comprehensive loss, net of taxes	—	—	—	—	(3,907)	(3,907)
Common stock shares issued (23,884 shares)	60	—	278	—	—	338
Repurchased shares (54,071 shares)	—	(1,517)	—	—	—	(1,517)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared	—	—	—	(8,968)	—	(8,968)
BALANCE—December 31, 2021	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,834	$18,394
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(3,393)	(2,331)
Gain on sales of foreclosed assets held for resale, including writedowns	(88)	(55)
Loss on sale of premises and equipment	26	—
Earnings on investment in bank-owned life insurance	(1,408)	(1,442)
(Gain) loss on equity securities	(439)	193
Gain on life insurance proceeds	(101)	—
Restricted stock compensation expense	362	428
Depreciation and amortization	3,441	3,651
Provision for loan losses	50	9,140
Net amortization of investment securities premiums	1,626	931
Decrease (increase) in accrued interest receivable	1,430	(1,624)
Decrease in accrued interest payable	(1,325)	(1,381)
Mortgage loans originated for sale	(104,633)	(139,055)
Proceeds from sales of loans originated for sale	116,867	136,808
(Increase) decrease in other assets	(4,324)	7,270
Decrease (increase) in deferred tax expense	236	(1,038)
Increase (decrease) in other liabilities	5,965	(4,419)
Net Cash Provided by Operating Activities	42,126	25,470
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	3,840	8,940
Proceeds from maturities of investment securities available for sale	105,340	96,474
Purchase of investment securities available for sale	(216,786)	(218,032)
Redemption of restricted investment in bank stocks	639	1,843
Net decrease (increase) in loans	168,013	(38,755)
Purchase of bank-owned life insurance	—	(400)
Bank acquisition, net of cash acquired	—	35,262
Insurance book- acquisition	—	(542)
Proceeds from life insurance death benefits	649	—
Capital expenditures	(1,576)	(1,048)
Proceeds from sale of premises and equipment	213	392
Proceeds from sale of foreclosed real estate	189	1,018
Net Cash Provided by (Used in) Investing Activities	60,521	(114,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	66,694	138,797
Net increase in time certificates of deposits and interest bearing deposits	174,170	260,410
Net (decrease) increase in short-term borrowings	(3,262)	5,029
Proceeds from long-term borrowings	15,000	—
Repayments on long-term borrowings	(34,045)	(22,001)
Dividends paid	(8,968)	(8,685)
Common stock repurchased	(1,517)	—
Common stock issued	60	824
Net Cash Provided by Financing Activities	208,132	374,374
Net Increase in Cash and Cash Equivalents	310,779	284,996
CASH AND CASH EQUIVALENTS — BEGINNING	399,352	114,356
CASH AND CASH EQUIVALENTS — ENDING	$710,131	$399,352
Supplemental disclosures of cash flow information
Interest paid	$8,240	$13,603
Income taxes paid	$7,400	$5,900
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$101	$135
Transactions related to acquisition
Increase in assets and liabilities:
Securities	$—	$(22,167)
Loans	—	(333,362)
Premises and equipment	—	(10,959)
Investment in bank-owned life insurance	—	(10,896)
Restricted investments in bank stocks	—	(1,141)
Foreclosed assets held for resale	—	(464)
Goodwill	—	(22,528)
Core deposit intangible assets	—	(3,560)
Other assets	—	(3,086)
Non-interest bearing deposits	—	103,492
Interest bearing deposits	—	270,566
Trust preferred debentures	—	6,000
Long term borrowings	—	3,450
Other liabilities	—	2,637
Common shares issued	—	57,280
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its thirty-one community banking offices, including twenty community banking office locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania, and eleven community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.
ACNB Insurance Services, Inc. is a full-service insurance agency based in Westminster, Maryland, with additional locations in Germantown and Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
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
Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $537,800,000 and $436,700,000 at December 31, 2021 and 2020, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
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

Significant Group Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $396,795,000, or 27.0%, of total loans at December 31, 2021. These borrowers are geographically disbursed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.
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

Residential mortgage loans are subject to risk due primarily to general economic conditions, as well as periods of weak housing markets.
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
Home equity lines of credit generally present a moderate level of risk due primarily to general economic conditions, as well as periods of weak housing markets.
Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market are weak and property values deteriorate.
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
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2021 and 2020, and consists of common stock in the Atlantic Central Bankers Bank, Maryland Financial Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).
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

Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2021 or 2020. However, security impairment analysis is completed quarterly, and the determination that no impairment has occurred during those years is no assurance that impairment may not occur in future periods.
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
ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $86,000 and $139,000 of expense in 2021 and 2020, respectively, related to these benefits.
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
ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on ACNB Insurance Services, Inc.’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2021. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2021. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no outstanding foreclosed asset balance held at December 31, 2021 and 2020.
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
Stock-based Compensation
The ACNB Corporation 2009 Restricted Stock plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. As of December 31, 2021, 25,945 shares were issued under the plan and all shares are fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2021, 35,587 shares were issued under this plan, of which 29,432 are fully vested and the remaining 6,155 will vest over the next one year. The Corporation’s Registration Statement under the Securities Act of 1933 of Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
Plan expense is recognized over the vesting period of the stock issued under both plans. $110,000 and $517,000 of compensation expenses related to the grants were recognized for the years ended December 31, 2021 and 2020, respectively.
Net Income per Share
The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,714,926 and 8,638,654 weighted average shares of common stock outstanding for 2021 and 2020, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.
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
Accumulated Other Comprehensive Loss
The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — DECEMBER 31, 2021	$(3,474)	$(6,071)	$(9,545)
BALANCE — DECEMBER 31, 2020	$4,645	$(10,283)	$(5,638)
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
New Accounting Pronouncements
The Corporation adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removes the following disclosures: the amounts in accumulated other comprehensive income that the entity expects to recognize in net periodic benefit cost during the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and, certain related party disclosures. The ASU clarifies the following disclosure requirements: the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets must be disclosed; and, the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets must be disclosed. The ASU adds the following disclosure requirements: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU was effective for public business entities in fiscal years ending after December 15, 2020. The Corporation adopted this ASU on December 31, 2020 and the adoption of this ASU did not have a material effect on the Corporation’s consolidated financial condition or results of operations.

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

NOTE B — RESTRICTIONS ON CASH AND DUE FROM BANKS
In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2021 and 2020, all compensating balances are met by vault cash.

NOTE C — SECURITIES
Amortized cost and fair value at December 31, 2021 and 2020, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2021
U.S. Government and agencies	$249,463	$503	$4,925	$245,041
Mortgage-backed securities, residential	133,697	1,562	1,763	133,496
State and municipal	44,547	315	251	44,611
Corporate bonds	13,858	164	72	13,950
	$441,565	$2,544	$7,011	$437,098
December 31, 2020
U.S. Government and agencies	$181,704	$2,117	$218	$183,603
Mortgage-backed securities, residential	105,327	3,529	34	108,822
State and municipal	35,930	561	7	36,484
Corporate bonds	8,784	41	16	8,809
	$331,745	$6,248	$275	$337,718
SECURITIES HELD TO MATURITY
December 31, 2021
Mortgage-backed securities, residential	$6,454	$198	$—	$6,652
	$6,454	$198	$—	$6,652
December 31, 2020
Mortgage-backed securities, residential	$10,294	$474	$—	$10,768
	$10,294	$474	$—	$10,768
The fair value disclosures required by ASU 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities effective January 1, 2018, are as follows:

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2021
December 31, 2021
CRA Mutual Fund	$1,065	$—	$29	$1,036
Stock in other banks	1,105	468	—	1,573
	$2,170	$468	$29	$2,609

In thousands	Fair Value at January 1, 2020	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2020
December 31, 2020
CRA Mutual Fund	$1,045	$25	$5	$1,065
Stock in other banks	1,318	—	213	1,105
	$2,363	$25	$218	$2,170

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2021
U.S. Government and agencies	$177,107	$3,537	$34,297	$1,388	$211,404	$4,925
Mortgage-backed securities, residential	77,969	1,495	7,727	268	85,696	1,763
State and municipal	20,289	224	2,123	27	22,412	251
Corporate bonds	5,790	72	—	—	5,790	72
	$281,155	$5,328	$44,147	$1,683	$325,302	$7,011
December 31, 2020
U.S. Government and agencies	$32,629	$218	$—	$—	$32,629	$218
Mortgage-backed securities, residential	10,458	34	—	—	10,458	34
State and municipal	2,148	7	—	—	2,148	7
Corporate bonds	1,514	16	—	—	1,514	16
	$46,749	$275	$—	$—	$46,749	$275
SECURITIES HELD TO MATURITY
December 31, 2021
U.S. Government and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—
December 31, 2020
Mortgage-backed security, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—
All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.
At December 31, 2021, eighty-nine available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 6% of amortized cost. Fifteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2021, forty-four available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 4% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2021, thirty-five available for sale state and municipal securities had unrealized losses that individually did not exceed 4% of amortized cost. Three of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
At December 31, 2021, seven corporate bonds had unrealized losses that individually did not exceed 2% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.
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
Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2021, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.
Amortized cost and fair value at December 31, 2021, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$20,073	$20,266	$—	$—
Over 1 year through 5 years	91,538	90,756	—	—
Over 5 years through 10 years	149,118	145,590	—	—
Over 10 years	47,139	46,990	—	—
Mortgage-backed securities, residential	133,697	133,496	6,454	6,652
	$441,565	$437,098	$6,454	$6,652
The Corporation did not sell any securities available for sale during 2020 or 2021.
At December 31, 2021 and 2020, securities with a carrying value of 353,989,000 and $301,201,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2021 and 2020:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Originated Loans
Commercial and industrial	$139,908	$5,549	$2,056	$—	$147,513
Commercial real estate	500,978	56,462	8,658	—	566,098
Commercial real estate construction	41,002	1,659	—	—	42,661
Residential mortgage	299,041	4,961	75	—	304,077
Home equity lines of credit	74,094	883	—	—	74,977
Consumer	9,708	—	—	—	9,708
Total Originated Loans	1,064,731	69,514	10,789	—	1,145,034
Acquired Loans
Commercial and industrial	29,728	1,555	771	—	32,054
Commercial real estate	207,937	11,596	624	—	220,157
Commercial real estate construction	5,228	2,111	—	—	7,339
Residential mortgage	39,378	4,175	1,495	—	45,048
Home equity lines of credit	17,491	37	257	—	17,785
Consumer	997	—	13	—	1,010
Total Acquired Loans	300,759	19,474	3,160	—	323,393
Total Loans
Commercial and industrial	169,636	7,104	2,827	—	179,567
Commercial real estate	708,915	68,058	9,282	—	786,255
Commercial real estate construction	46,230	3,770	—	—	50,000
Residential mortgage	338,419	9,136	1,570	—	349,125
Home equity lines of credit	91,585	920	257	—	92,762
Consumer	10,705	—	13	—	10,718
Total Loans	$1,365,490	$88,988	$13,949	$—	$1,468,427

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Originated Loans
Commercial and industrial	$270,047	$5,168	$2,688	$—	$277,903
Commercial real estate	414,538	54,122	10,463	—	479,123
Commercial real estate construction	39,462	1,746	—	—	41,208
Residential mortgage	332,632	4,327	178	—	337,137
Home equity lines of credit	80,560	346	—	—	80,906
Consumer	11,819	—	—	—	11,819
Total Originated Loans	1,149,058	65,709	13,329	—	1,228,096
Acquired Loans
Commercial and industrial	38,882	1,893	1,476	—	42,251
Commercial real estate	245,597	16,706	3,201	—	265,504
Commercial real estate construction	10,300	2,394	—	—	12,694
Residential mortgage	58,787	3,535	1,881	—	64,203
Home equity lines of credit	23,165	97	442	—	23,704
Consumer	1,330	—	2	—	1,332
Total Acquired Loans	378,061	24,625	7,002	—	409,688
Total Loans
Commercial and industrial	308,929	7,061	4,164	—	320,154
Commercial real estate	660,135	70,828	13,664	—	744,627
Commercial real estate construction	49,762	4,140	—	—	53,902
Residential mortgage	391,419	7,862	2,059	—	401,340
Home equity lines of credit	103,725	443	442	—	104,610
Consumer	13,149	—	2	—	13,151
Total Loans	$1,527,119	$90,334	$20,331	$—	$1,637,784
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$596	$642
Acquisitions of impaired loans	—	354
Reclassification from non-accretable differences	253	311
Accretion to loan interest income	(414)	(711)
Balance at end of period	$435	$596
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

The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2021 and 2020:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2021
Commercial and industrial	$1,005	$1,005	$855	$482	$1,452
Commercial real estate	1,311	1,311	600	6,265	6,265
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Total	$2,316	$2,316	$1,455	$6,747	$7,717
December 31, 2020
Commercial and industrial	$2,031	$2,031	$1,224	$—	$—
Commercial real estate	2,728	2,728	158	5,861	5,861
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	101	101
Home equity lines of credit	—	—	—	—	—
Total	$4,759	$4,759	$1,382	$5,962	$5,962
The following table summarizes information in regards to average of impaired loans and related interest income by loan portfolio class:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2021
Commercial and industrial	$1,888	$—	$7	$—
Commercial real estate	1,468	181	6,673	20
Commercial real estate construction	—	2	123	—
Residential mortgage	—	—	60	—
Home equity lines of credit	—	—	—	—
Total	$3,356	$183	$6,863	$20
December 31, 2020
Commercial and industrial	$441	$—	$9	$—
Commercial real estate	1,642	—	6,513	184
Commercial real estate construction	—	—	495	109
Residential mortgage	—	—	114	7
Home equity lines of credit	—	—	39	3
Total	$2,083	$—	$7,170	$303
No additional funds are committed to be advanced in connection with impaired loans.
If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $462,000 in 2021 and $379,000 in 2020.

The following table presents nonaccrual loans by loan portfolio class as of December 31, 2021 and 2020, the table below excludes $4.6 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2021	2020
Commercial and industrial	$1,487	$2,031
Commercial real estate	4,002	4,909
Commercial real estate construction	—	—
Residential mortgage	—	101
Home equity lines of credit	—	—
Total	$5,489	$7,041
There were no loans whose terms have been modified resulting in a troubled debt restructuring during the years ended December 31, 2021 and 2020. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,637,000 and $3,807,000 at December 31, 2021 and 2020, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at December 31, 2021 and 2020, were $63,000 and $127,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructurings at December 31, 2021 and 2020, which total $3,574,000 and $3,680,000, respectively. There were no defaulted troubled debt restructured loans as of December 31, 2021 and 2020. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2021 and 2020. There were no specific allocations on any troubled debt restructured loans for the years ended December 31, 2021 and 2020. All other troubled debt restructured loans were current as of December 31, 2021, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of December 31, 2021, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.
Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2021 and 2020, totaled $399,000 and $391,000, respectively.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 and 2020:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2021
Originated Loans
Commercial and industrial	$20	$64	$1,397	$1,481	$146,032	$147,513	$—
Commercial real estate	—	—	2,483	2,483	563,615	566,098	—
Commercial real estate construction	—	—	—	—	42,661	42,661	—
Residential mortgage	970	140	475	1,585	302,492	304,077	475
Home equity lines of credit	239	42	255	536	74,441	74,977	255
Consumer	84	58	—	142	9,566	9,708	—
Total originated loans	1,313	304	4,610	6,227	1,138,807	1,145,034	730
Acquired Loans
Commercial and industrial	—	—	—	—	32,054	32,054	—
Commercial real estate	—	270	—	270	219,887	220,157	—
Commercial real estate construction	—	—	—	—	7,339	7,339	—
Residential mortgage	210	950	—	1,160	43,888	45,048	—
Home equity lines of credit	1,156	—	—	1,156	16,629	17,785	—
Consumer	—	—	—	—	1,010	1,010	—
Total acquired loans	1,366	1,220	—	2,586	320,807	323,393	—
Total Loans
Commercial and industrial	20	64	1,397	1,481	178,086	179,567	—
Commercial real estate	—	270	2,483	2,753	783,502	786,255	—
Commercial real estate construction	—	—	—	—	50,000	50,000	—
Residential mortgage	1,180	1,090	475	2,745	346,380	349,125	475
Home equity lines of credit	1,395	42	255	1,692	91,070	92,762	255
Consumer	84	58	—	142	10,576	10,718	—
Total Loans	$2,679	$1,524	$4,610	$8,813	$1,459,614	$1,468,427	$730

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2020
Originated Loans
Commercial and industrial	$1,432	$—	$—	$1,432	$276,471	$277,903	$—
Commercial real estate	133	2,463	1,631	4,227	474,896	479,123	—
Commercial real estate construction	—	76	—	76	41,132	41,208	—
Residential mortgage	1,382	335	623	2,340	334,797	337,137	522
Home equity lines of credit	54	60	58	172	80,734	80,906	58
Consumer	98	51	—	149	11,670	11,819	—
Total originated loans	3,099	2,985	2,312	8,396	1,219,700	1,228,096	580
Acquired Loans
Commercial and industrial	122	231	—	353	41,898	42,251	—
Commercial real estate	319	220	—	539	264,965	265,504	—
Commercial real estate construction	42	—	97	139	12,555	12,694	97
Residential mortgage	834	349	146	1,329	62,874	64,203	146
Home equity lines of credit	196	—	32	228	23,476	23,704	32
Consumer	—	16	—	16	1,316	1,332	—
Total acquired loans	1,513	816	275	2,604	407,084	409,688	275
Total Loans
Commercial and industrial	1,554	231	—	1,785	318,369	320,154	—
Commercial real estate	452	2,683	1,631	4,766	739,861	744,627	—
Commercial real estate construction	42	76	97	215	53,687	53,902	97
Residential mortgage	2,216	684	769	3,669	397,671	401,340	668
Home equity lines of credit	250	60	90	400	104,210	104,610	90
Consumer	98	67	—	165	12,986	13,151	—
Total Loans	$4,612	$3,801	$2,587	$11,000	$1,626,784	$1,637,784	$855

The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2021
Allowance for loan losses
Beginning balance- January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(1,176)	—	—	—	(22)	(120)	—	(1,318)
Recoveries	43	—	—	—	—	32	—	75
Provisions (credits)	272	1,147	113	(160)	(170)	(152)	(1,000)	50
Ending balance- December 31, 2021	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Ending balance: individually evaluated for impairment	$855	$600	$—	$—	$—	$—	$—	$1,455
Ending balance: collectively evaluated for impairment	$2,321	$10,116	$616	$3,235	$501	$408	$381	$17,578
Loans receivables
Ending balance	$179,567	$786,255	$50,000	$349,125	$92,762	$10,718	$—	$1,468,427
Ending balance: individually evaluated for impairment	$1,487	$7,576	$—	$—	$—	$—	$—	$9,063
Ending balance: collectively evaluated for impairment	$178,080	$778,679	$50,000	$349,125	$92,762	$10,718	$—	$1,459,364
December 31, 2020
Allowance for loan losses
Beginning balance- January 1, 2020	$2,400	$6,693	$298	$2,555	$619	$650	$620	$13,835
Charge-offs	(2,107)	(675)	—	—	—	(205)	—	(2,987)
Recoveries	83	96	—	1	29	29	—	238
Provisions	3,661	3,455	205	839	45	174	761	9,140
Ending balance- December 31, 2020	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Ending balance: individually evaluated for impairment	$1,224	$158	$—	$—	$—	$—	$—	$1,382
Ending balance: collectively evaluated for impairment	$2,813	$9,411	$503	$3,395	$693	$648	$1,381	$18,844
Loans receivables
Ending balance	$320,154	$744,627	$53,902	$401,340	$104,610	$13,151	$—	$1,637,784
Ending balance: individually evaluated for impairment	$2,031	$8,589	$—	$101	$—	$—	$—	$10,721
Ending balance: collectively evaluated for impairment	$318,123	$736,038	$53,902	$401,239	$104,610	$13,151	$—	$1,627,063
The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,214,000 and $5,215,000 at December 31, 2021 and 2020, respectively. During 2021, $1,350,000 new loans or advances were extended and repayments totaled $806,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2021.

Loan Modifications/Troubled Debt Restructurings/COVID-19
The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021. In comparison, at December 31, 2020, the Corporation had outstanding approvals for temporary loan modifications and deferrals for 48 loans totaling $36,123,155 in principal balances, representing 2.2% of the total loan portfolio. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.
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
As of December 31, 2021, the Corporation had closed and funded 2,217 PPP loans totaling $223,036,703, resulting in approximately $9.5 million in total fee income. Of this fee income amount, $2,875,000, before costs, was recognized in 2020 and another $5,627,000, before costs, was recognized in 2021 as an adjustment to interest income yield, with the remainder to be recognized in future quarters as an adjustment to interest income yield. At December 31, 2021, there was an outstanding balance of $18,540,986 in PPP loans as a result of forgiveness and repayments to date. Currently the Corporation is assisting the remainder of PPP customers with the processing of applications for loan forgiveness through the Small Business Administration (SBA).

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment at December 31 were as follows:

In thousands	2021	2020
Land	$6,953	$8,104
Buildings and improvements	33,139	33,485
Furniture and equipment	16,781	16,466
Construction in process	888	25
	57,761	58,080
Accumulated depreciation	(26,781)	(25,067)
	$30,980	$33,013
Depreciation expense was $2,277,000 and $2,387,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE F — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in three partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2021 and 2020, the carrying value of these investments was approximately $1,254,000 and $1,380,000, respectively.

NOTE G — DEPOSITS
Deposits were comprised of the following as of December 31:

	In thousands
	2021	2020
Non-interest bearing demand	$623,360	$556,666
Interest bearing demand	320,597	291,271
Savings	1,052,380	860,930
Time certificates of deposit of $250,000 or less	322,855	376,488
Time certificates of deposit greater than $250,000	107,197	100,170
	$2,426,389	$2,185,525
Scheduled maturities of time certificates of deposit at December 31, 2021, were as follows:

Years Ending	In thousands
2022	$328,489
2023	58,810
2024	22,211
2025	11,673
2026	8,869
$430,052

NOTE H — LEASE COMMITMENTS
The Corporation enters into noncancellable lease arrangements primarily for some of its community offices. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which are generally contractually stipulated. Many of these lease arrangements provide the Corporation with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities, in accordance with ASU 2016-02, when it is reasonably certain the Corporation will exercise its renewal option. As most of the Corporation’s leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Corporation’s lease arrangements do not contain any material residual value guarantees or material restrictive covenants.
The following right-of-use assets and lease liabilities are reported within the consolidated statements of condition as follows:

In thousands	December 31, 2021
Operating Leases:
Right of use assets	$3,270
Lease liabilities	3,270

In thousands	December 31, 2020
Operating Leases:
Right of use assets	$3,145
Lease liabilities	3,138
Supplemental balance sheet information related to leases was as follows for the year ended December 31, 2021:

Operating Leases:
Weighted average remaining lease term	7.0 years
Weighted average discount rate	5.63%
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2021:

Years Ending	In thousands
2022	$775
2023	683
2024	664
2025	644
2026	540
Thereafter	1,140
Total minimum lease payments	4,446
Less: Amount representing interest (1)	1,176
Present value of net minimum lease payments	$3,270
_______________________________
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.
As of December 31, 2021, the Corporation does not have any significant additional operating or finance leases that have not yet commenced. The total rent expense for all operating leases was $967,000 and $1,024,000 for the years ended December 31, 2021 and 2020, respectively.
ACNB leased space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $77,000 and $84,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE I — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2021		2020
Dollars in thousands	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$35,202	0.12%	$38,464	0.12%
Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $1,889,000 at December 31, 2021. The Corporation also has lines of credit that total $29,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2021 and 2020.
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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2021 and 2020:

					Gross Amounts Not Offset in the Statements of Condition
Dollars in thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

December 31, 2020
Repurchase agreements
Commercial customers and government entities	(a)	$38,464	$—	$38,464	$(38,464)	$—	$—
_______________________________
(a) As of December 31, 2021 and 2020, the fair value of securities pledged in connection with repurchase agreements was $46,160,000 and $54,680,000, respectively.

A summary of long-term debt as of December 31 is as follows:

	2021		2020
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2021	$—	—%	$22,716	2.10%
2022	11,000	2.69%	11,000	2.69%
2023	—	—%	5,000	2.60%
Loan payable to local bank	—	—%	1,329	5.51%
Loan payable variable rate	2,700	3.32%	2,700	3.22%
Trust preferred subordinated debt	—	—%	5,000	6.39%
Trust preferred subordinated debt	6,000	—%	6,000	1.69%
Subordinated debt	15,000	4.00%	—	—%
	$34,700	2.69%	$53,745	2.76%
The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $793,135,000 from the FHLB, of which $762,885,000 was available at December 31, 2021.
The loan payable to a local bank has a fixed rate of 4.50% for the first five years and a variable rate of interest with Prime Rate thereafter to final maturity in June 2028. The principal balance of this note may be prepaid at any time without penalty. This loan was paid off during 2021.
The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is April 10, 2022, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

The first trust preferred subordinated debt is comprised of debt securities issued by New Windsor in June 2005 and assumed by ACNB Corporation through the acquisition. New Windsor issued $5,000,000 of 6.39% fixed rate capital securities to institutional investors in a private pooled transaction. The proceeds were transferred to New Windsor as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities. This trust preferred security was paid off during 2021.
The second trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On December 16, 2021 the most recent interest rate reset date, the interest rate was adjusted to 1.83275% for the period ending March 14, 2022. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.
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

NOTE J — REGULATORY RESTRICTIONS ON DIVIDENDS
Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2021, $45,671,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE K — INCOME TAXES
The components of income tax expense for the years ended December 31, 2021 and 2020, are as follows:

In thousands	2021	2020
Federal:
Current	$6,189	$4,672
Deferred	24	(1,121)
	6,213	3,551
State:
Current	949	805
Deferred	23	(48)
	972	757
	$7,185	$4,308

Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2021 and 2020, are as follows:

	Percentage of Income before Income Taxes
	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.2%	2.6%
Tax-exempt income	(1.1)%	(2.0)%
Earnings on investment in bank-owned life insurance	(0.9)%	(1.3)%
Rehabilitation and low-income housing credits	(0.8)%	(1.1)%
Reduction of federal tax rate	—%	—%
Other	0.1%	(0.1)%
	20.5%	19.1%
Rehabilitation and low-income housing income tax credits were $281,000 and $259,000, during 2021 and 2020, respectively.
Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,336	$4,367
Available for sale securities	1,017	—
Accrued deferred compensation	1,126	1,053
Pension	1,714	2,939
Deferred loan fees	203	634
Other-than-temporary impairment	43	43
Nonaccrual interest	590	359
Deferred director fees	844	766
Acquisition accounting	(1,112)	(501)
Other	1,719	1,747
	10,480	11,407
Deferred tax liabilities:
Deferred loan fees	—	—
Available for sale securities	—	1,328
Prepaid pension benefit cost	4,148	4,207
Prepaid expenses	131	130
Accumulated depreciation	354	555
Goodwill/intangibles	1,333	1,259
	5,966	7,479
Net Deferred Tax Asset included in Other Assets	$4,514	$3,928
The Corporation did not have any uncertain tax positions at December 31, 2021 and 2020. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.
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
For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2021 and 2020, are as follows:

		Fair Value Measurements at December 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$245,041	$—	$245,041	$—
Mortgage-backed securities, residential		133,496	—	133,496	—
State and municipal		44,611	—	44,611	—
Corporate bonds		13,950	—	13,950	—
Total securities available for sale	Recurring	$437,098	$—	$437,098	$—
Equity securities with readily determinable fair values	Recurring	$2,609	$2,609	$—	$—
Collateral dependent impaired loans	Non-recurring	$5,275	$—	$—	$5,275

		Fair Value Measurements at December 31, 2020
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$183,603	$—	$183,603	$—
Mortgage-backed securities, residential		108,822	—	108,822	—
State and municipal		36,484	—	36,484	—
Corporate bonds		8,809	—	8,809	—
Total securities available for sale	Recurring	$337,718	$—	$337,718	$—
Equity securities with readily determinable fair values	Recurring	$2,170	$2,170	$—	$—
Collateral dependent impaired loans	Non-recurring	$7,498	$—	$—	$7,498

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2021
Impaired loans	$5,275	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(50)%

December 31, 2020
Impaired loans	$7,498	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(52)%
_______________________________
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
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments at December 31, 2021:

	December 31, 2021
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,912	$14,912	$7,992	$6,920	$—
Interest-bearing deposits in banks	695,219	695,219	695,219	—	—
Equity securities available for sale	2,609	2,609	2,609	—	—
Investment securities available for sale	437,098	437,098	—	437,098	—
Investment securities held to maturity	6,454	6,652	—	6,652	—
Loans held for sale	2,193	2,193	—	2,193	—
Loans, less allowance for loan losses	1,449,394	1,459,900	—	—	1,459,900
Accrued interest receivable	5,520	5,520	—	5,520	—
Restricted investment in bank stocks	2,303	2,303	—	2,303	—

Financial liabilities:
Demand deposits and savings	1,996,337	1,996,337	—	1,996,337	—
Time deposits	430,052	428,718	—	428,718	—
Short-term borrowings	35,202	35,202	—	35,202	—
Long-term borrowings	13,700	13,764	—	13,764	—
Trust preferred subordinated debt	21,000	19,991	—	19,991	—
Accrued interest payable	109	109	—	109	—

Off-balance sheet financial instruments	—	—	—	—	—

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

A measurement date of December 31 has been used for the fiscal years ended December 31, 2021 and 2020.

In thousands	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$39,412	$34,534
Service cost	879	751
Interest cost	945	1,080
Actuarial loss	(660)	4,405
Benefits paid	(1,453)	(1,358)
Projected benefit obligation at end of year	39,123	39,412
Change in plan assets:
Fair value of plan assets at beginning of year	45,337	44,292
Actual return on plan assets	6,334	2,403
Employer contribution	—	—
Benefits paid	(1,453)	(1,358)
Fair value of plan assets at end of year	50,218	45,337
Funded Status, included in other assets	$11,095	$5,925
Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$7,785	$13,221
Prior service cost	—	—
Total included in accumulated other comprehensive loss (pretax)	$7,785	$13,221
For the years ended December 31, 2021 and 2020, the assumptions used to determine the benefit obligation are as follows:

	2021	2020
Discount rate	2.75%	2.45%
Rate of compensation increase	3.50%	3.50%
The discount rate assumption used to determine the benefit obligation increased since last year. This change results in a decrease in the benefit obligation.

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2021	2020
Components of net periodic benefit cost (income):
Service cost	$879	$751
Interest cost	945	1,080
Expected return on plan assets	(2,814)	(2,746)
Recognized net actuarial loss	1,255	675
Amortization of prior service cost	—	—
Net Periodic Benefit (Income) Cost	265	(240)
Net loss	(4,181)	4,749
Amortization of net loss	(1,255)	(675)
Amortization of prior service cost	—	—
Total recognized in other comprehensive loss (income)	$(5,436)	$4,074
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(5,171)	$3,834
For the years ended December 31, 2021 and 2020, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2021	2020
Discount rate	2.45%	3.20%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%
The Corporation’s comparison of obligations to plan assets at December 31, 2021 and 2020 are as follows:

In thousands	2021	2020
Projected benefit obligation	$39,123	$39,412
Accumulated benefit obligation	37,159	37,522
Fair value of plan assets at measurement date	50,218	45,337
It has not yet been determined the amount that the Bank may contribute to the Plan in 2022. ACNB does not anticipate any refunds from the postretirement Plan. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 346 active, vested terminated, and retired persons in the Plan.
For the year ended December 31, 2021 the mortality assumption has been updated to reflect the historical U.S. mortality date in the MP-2021 report. The assumption changes decreased the benefit obligation by $1,509,000. For the year ended December 31, 2020 the mortality assumption has been updated to reflect the historical U.S. mortality date in the MP-2020 report. The assumption changes increased the benefit obligation by $3,699,000.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2022	$1,740
2023	1,870
2024	1,920
2025	1,970
2026	1,980
2027 - 2031	10,160
The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2021 and 2020, are as follows:

	2021	2020
Equity securities	65%	54%
Debt securities	31%	32%
Real property	4%	14%
	100%	100%
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
Equity securities included Corporation common stock in amounts of $2,543,000, or 5% of total plan assets, and $1,963,000, or 4% of total plan assets, at December 31, 2021 and 2020, respectively.
Fair value measurements at December 31, 2021, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$32,909	$2,543	$30,366	$—
Debt securities	15,441	—	15,441	—
Real estate	1,868	—	1,868	—
Fair value measurements at December 31, 2020, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$24,542	$1,963	$22,579	$—
Debt securities	14,568	—	14,568	—
Real estate	6,227	—	6,227	—
The Corporation’s banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 100% of an employee’s compensation contributed to the plan up to 3% of an employee’s pay, plus 50% of an employee’s compensation contributed to the plan on the next 2% of their pay for the payroll period. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $921,000 and $887,000 for 2021 and 2020, respectively.
ACNB Insurance Services, Inc. has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. ACNB Insurance Services, Inc.’s contributions to and expenses for the plan were $124,000 and $126,000 for 2021 and 2020, respectively.
The Corporation’s banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2021 and 2020, totaled $3,768,000 and $3,491,000, respectively. The annual expense included in salaries and benefits expense totaled $505,000 and $524,000 during the years ended December 31, 2021 and 2020, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N — STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS
In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2021, 23,884 shares were issued under this plan with proceeds in the amount of $670,000. During 2020, 20,015 shares were issued under this plan with proceeds in the amount of $493,000. Proceeds are used for general corporate purposes.
The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after ten years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2021, there were 35,587 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 538,468. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporations’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 38,970 treasury shares purchased under this plan during the quarter ended December 31, 2021.
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
The acquisition of New Windsor Bancorp, Inc. resulted in 938,360 new ACNB shares issued to the New Windsor Bancorp, Inc. stockholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI stockholders valued at $57,721,000.
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
In addition, the final rules establish a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The 2.5% (after a 0.625% per year phase-in period) for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The required capital conservation buffer was 2.5% at December 31, 2021.
Management believes, as of December 31, 2021, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2021, the most recent notification from the federal banking regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount (1)	Ratio (1)	Amount		Ratio
CORPORATION
As of December 31, 2021
Tier 1 leverage ratio (to average assets)	$249,574	8.91%	$ ≥112,027	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	243,574	16.08	≥68,174	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	249,574	16.47	≥90,899	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	283,511	18.71	≥121,199	≥8.0	N/A		N/A
As of December 31, 2020
Tier 1 leverage ratio (to average assets)	$224,605	8.90%	$ ≥100,892	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	224,605	13.68	≥73,873	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	224,605	13.68	≥98,498	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	244,831	14.91	≥131,330	≥8.0	N/A		N/A
BANK
As of December 31, 2021
Tier 1 leverage ratio (to average assets)	$246,259	8.81%	$ ≥111,766	≥4.0%	$ ≥	139,708	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	246,259	16.32	≥67,906	≥4.5	≥98,086		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	246,259	16.32	≥90,541	≥6.0	≥120,722		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	265,126	17.57	≥120,722	≥8.0	≥150,902		≥10.0
As of December 31, 2020
Tier 1 leverage ratio (to average assets)	$226,800	9.01%	$ ≥100,654	≥4.0%	$ ≥125,818		≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	226,800	13.86	≥73,638	≥4.5	≥106,366		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	226,800	13.86	≥98,184	≥6.0	≥130,912		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	247,119	15.10	≥130,912	≥8.0	≥163,640		≥10.0
_______________________________
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2021 and 2020, for guarantees under standby letters of credit issued is not material.
In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by the borrower. A subsequent draw taken was reduced to $0 in 2020 on this commercial line of credit since its inception. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

In thousands	2021	2020
Commitments to extend credit	$365,320	$367,561
Standby letters of credit	9,014	8,105

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

NOTE Q — ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION
STATEMENTS OF CONDITION

	December 31,
In thousands	2021	2020
ASSETS
Cash	$13,451	$6,397
Investment in banking subsidiary	266,983	252,107
Investment in other subsidiaries	11,807	11,141
Securities and other assets	2,549	2,203
Receivable from banking subsidiary	1,197	1,251
Total Assets	$295,987	$273,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$23,700	$15,029
Other liabilities	173	98
Stockholders’ equity	272,114	257,972
Total Liabilities and Stockholders’ Equity	$295,987	$273,099

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
In thousands	2021	2020
Dividends from banking subsidiary	$8,968	$8,685
Other income	554	83
	9,522	8,768
Expenses	1,649	1,845
	7,873	6,923
Income tax benefit	511	587
	8,384	7,510
Equity in undistributed earnings of subsidiaries	19,450	10,884
Net Income	$27,834	$18,394
Comprehensive Income	$23,927	$18,609

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,834	$18,394
Equity in undistributed earnings of subsidiaries	(19,450)	(10,884)
Decrease (Increase) in receivable from banking subsidiary	54	(439)
(Loss) Gain on equity securities	(468)	213
Other	555	647
Net Cash Provided by Operating Activities	8,525	7,931
CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net Cash Used in Investing Activities	—	—
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	15,000	—
Repayments on long-term debt	(6,329)	(501)
Payment to repurchase common stock	(1,517)	—
Proceeds from issuance of common stock	343	824
Dividends paid	(8,968)	(8,685)
Net Cash Used in Financing Activities	(1,471)	(8,362)
Net Increase (Decrease) in Cash and Cash Equivalents	7,054	(431)
CASH AND CASH EQUIVALENTS — BEGINNING	6,397	6,828
CASH AND CASH EQUIVALENTS — ENDING	$13,451	$6,397

Transactions related to acquisition
Increase in assets and liabilities:
Securities	$—	$(257)
Other assets	—	(733)
Trust preferred debentures	—	6,000
Long term borrowings	—	2,700
Common shares issued	—	57,280

NOTE R — GOODWILL AND OTHER INTANGIBLES
On January 5, 2005, ACNB Corporation completed its acquisition of Russell Insurance Group, Inc. (now ACNB Insurance Services, Inc.) of Westminster, Maryland. The acquisition of ACNB Insurance Services, Inc. resulted in goodwill of approximately $6,308,000.
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
Combined goodwill included in the Corporation’s consolidated statement of condition is $42,108,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing. There are no impairment losses associated with goodwill as of December 31, 2021 and 2020. Additionally, there are no accumulated impairment losses associated with goodwill as of December 31, 2021 and 2020.
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
The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

	2021		2020
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
ACNB Insurance Services, Inc. amortized intangible assets	$10,428	$7,448	$10,428	$7,152
New Windsor core deposit intangibles	2,418	1,627	2,418	1,341
FCBI core deposit intangibles	3,560	1,230	3,560	648
	$16,406	$10,305	$16,406	$9,141
Amortization expense was $1,164,000 and $1,264,000 for the years ended December 31, 2021 and 2020, respectively.
Amortization of the intangible assets for the five years subsequent to December 31, 2021, is expected to be as follows:

Years Ending	In thousands
2022	$1,056
2023	947
2024	830
2025	707
2026	617
Thereafter	1,944
$6,101
NOTE S — SEGMENT AND RELATED INFORMATION
The Corporation has two reporting segments, the Bank and ACNB Insurance Services, Inc. ACNB Insurance Services, Inc. is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. ACNB Insurance Services, Inc. offers a broad range of property and casualty, life and health insurance to both commercial and individual clients.
Segment information for 2021 and 2020 is as follows:

In thousands	Banking	Insurance	Total
2021
Net interest income and other income from external customers	$88,002	$5,928	$93,930
Income before income taxes	34,099	920	35,019
Total assets	2,774,449	12,538	2,786,987
Capital expenditures	1,561	15	1,576
2020
Net interest income and other income from external customers	$87,244	$5,758	$93,002
Income before income taxes	21,778	924	22,702
Total assets	2,541,559	13,803	2,555,362
Capital expenditures	1,018	30	1,048

NOTE T — ACQUISITION

On January 11, 2020, ACNB completed its previously announced acquisition of Frederick County Bancorp, Inc. (FCBI) of Frederick, Maryland. FCBI was a locally owned and managed institution with five locations in Frederick County, Maryland. The acquisition positioned ACNB Corporation for continual and profitable growth in a desirable market that is adjacent to the Corporation’s current footprint in southcentral Pennsylvania and central Maryland. ACNB transacted the merger to complement the Corporation’s existing operations, while consistent with the Corporation’s strategic plan of enhancing long-term stockholder value. The fair value of total assets acquired as a result of the merger totaled $443.4 million, loans totaled $329.3 million and deposits totaled $374.1 million.

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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $537,800,000 and $436,700,000 at December 31, 2021 and 2020, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
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
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2021, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).

/s/ JAMES P. HELT	/s/ DAVID W. CATHELL
James P. Helt President & Chief Executive Officer	David W. Cathell Executive Vice President/Treasurer & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
ACNB Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited ACNB Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 14, 2022 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 14, 2022

ITEM 9B—OTHER INFORMATION
None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2022 Annual Meeting of Stockholders, which pages are incorporated herein by reference.
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
There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation’s Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Executive Compensation” and “Potential Payments Upon Termination or Change In Control” in ACNB Corporation’s 2022 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2022 definitive Proxy Statement.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2021:

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
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2022 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2022 definitive Proxy Statement.

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
3. THE EXHIBITS FILED HEREWITH OR INCORPORATED BY REFERENCE AS A PART OF THIS ANNUAL REPORT ARE SET FORTH IN (b) BELOW.
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

ACNB CORPORATION	March 14, 2022
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2022, by the following persons in the capacities indicated.

/s/ DAVID W. CATHELL	/s/ JAMES P. HELT
David W. Cathell Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	James P. Helt Director and President & Chief Executive Officer
/s/ KIMBERLY S. CHANEY	/s/ DANIEL W. POTTS
Kimberly S. Chaney Director	Daniel W. Potts Director
/s/ FRANK ELSNER, III	/s/ MARIAN B. SCHULTZ
Frank Elsner, III Director	Marian B. Schultz Director
/s/ TODD L. HERRING	/s/ D. ARTHUR SEIBEL, JR.
Todd L. Herring Director and Vice Chairman of the Board	D. Arthur Seibel, Jr. Director
/s/ SCOTT L. KELLEY	/s/ DAVID L. SITES
Scott L. Kelley Director	David L. Sites Director
/s/ JAMES J. LOTT	/s/ ALAN J. STOCK
James J. Lott Director	Alan J. Stock Director and Chairman of the Board
/s/ DONNA M. NEWELL	/s/ JAMES E. WILLIAMS
Donna M. Newell Director	James E. Williams Director