Form 10-Q
period 2022-03-31
ACNB CORP
filed 2022-04-29
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s Common Stock outstanding on April 29, 2022, was 8,707,028.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2022	March 31, 2021	December 31, 2021

ASSETS

Cash and due from banks	$23,388	$24,305	$14,912
Interest bearing deposits with banks	454,232	482,453	695,219

Total Cash and Cash Equivalents	477,620	506,758	710,131

Equity securities with readily determinable fair values	2,500	2,535	2,609
Debt securities available for sale	576,360	355,008	437,098
Securities held to maturity, fair value $27,679; $9,451; $6,652	28,019	9,155	6,454
Loans held for sale	1,123	12,000	2,193
Loans, net of allowance for loan losses $18,963; $20,237; $19,033	1,465,363	1,590,481	1,449,394
Assets held for sale	—	—	1,093
Premises and equipment, net	30,740	32,491	30,980
Right of use assets	3,181	2,984	3,270
Restricted investment in bank stocks	1,855	2,798	2,303
Investment in bank-owned life insurance	64,588	63,739	64,261
Investments in low-income housing partnerships	1,223	1,349	1,254
Goodwill	44,184	42,108	42,108
Intangible assets, net	11,516	6,969	6,101
Other assets	37,884	26,242	27,738

Total Assets	$2,746,156	$2,654,617	$2,786,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$633,119	$589,045	$623,360
Interest bearing	1,777,642	1,689,577	1,803,029

Total Deposits	2,410,761	2,278,622	2,426,389

Short-term borrowings	30,028	31,282	35,202
Long-term borrowings	30,200	65,616	34,700
Lease liabilities	3,181	2,984	3,270
Other liabilities	15,977	18,501	15,312

Total Liabilities	2,490,147	2,397,005	2,514,873

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,823,699, 8,777,620 and 8,795,877 shares issued; 8,707,028, 8,715,020 and 8,679,206 shares outstanding	22,048	21,932	21,978
Treasury stock, at cost; 116,671, 62,600 and 116,671 shares	(2,245)	(728)	(2,245)
Additional paid-in capital	95,530	94,215	94,688
Retained earnings	171,580	153,666	167,238
Accumulated other comprehensive loss	(30,904)	(11,473)	(9,545)

Total Stockholders’ Equity	256,009	257,612	272,114

Total Liabilities and Stockholders’ Equity	$2,746,156	$2,654,617	$2,786,987
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2022	2021

INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,090	$17,798
Securities:
Taxable	1,550	1,284
Tax-exempt	140	135
Dividends	35	61
Other	262	92
Total Interest Income	18,077	19,370
INTEREST EXPENSE
Deposits	738	1,654
Short-term borrowings	17	10
Long-term borrowings	269	381
Total Interest Expense	1,024	2,045
Net Interest Income	17,053	17,325

PROVISION FOR LOAN LOSSES	—	50

Net Interest Income after Provision for Loan Losses	17,053	17,275
OTHER INCOME
Commissions from insurance sales	1,200	1,383
Service charges on deposit accounts	958	774
Income from fiduciary, investment management and brokerage activities	810	703
Income from mortgage loans held for sale	281	1,283
Earnings on investment in bank-owned life insurance	327	338
Net gains (losses) on equity securities	(109)	365
Service charges on ATM and debit card transactions	753	778
Other	239	289
Total Other Income	4,459	5,913
OTHER EXPENSES
Salaries and employee benefits	7,559	8,668
Net occupancy	1,159	1,167
Equipment	1,518	1,291
Other tax	416	393
Professional services	309	224
Supplies and postage	181	163
Marketing and corporate relations	103	77
FDIC and regulatory	271	232
Intangible assets amortization	309	296
Foreclosed real estate income	—	(1)
Other operating	1,457	1,277
Total Other Expenses	13,282	13,787
Income before Income Taxes	8,230	9,401
PROVISION FOR INCOME TAXES	1,631	1,930
Net Income	$6,599	$7,471
PER SHARE DATA
Basic earnings	$0.76	$0.86
Cash dividends declared	$0.26	$0.25
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2022	2021

NET INCOME	$6,599	$7,471

OTHER COMPREHENSIVE INCOME

SECURITIES

Unrealized losses arising during the period, net of income taxes of $(6,128) and $(1,738), respectively	(21,438)	(6,079)

Reclassification adjustment for net gains included in net income, net of income taxes of $0 and $0, respectively (A) (C)	—	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $23 and $69, respectively (B) (C)	79	244

TOTAL OTHER COMPREHENSIVE LOSS	(21,359)	(5,835)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(14,760)	$1,636

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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2022 and 2021

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (22,235 shares)	56	—	430	—	—	486
Restricted stock compensation expense	—	—	243	—	—	243
Cash dividends declared	—	—	—	(2,257)	—	(2,257)
BALANCE – MARCH 31, 2022	22,048	(2,245)	95,530	171,580	(30,904)	256,009

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	7,471	—	7,471
Other comprehensive loss, net of taxes	—	—	—	—	(5,835)	(5,835)
Common stock shares issued (5,627 shares)	14	—	(195)	—	—	(181)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared	—	—	—	(2,177)	—	(2,177)
BALANCE – MARCH 31, 2021	21,932	(728)	94,215	153,666	(11,473)	257,612
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,599	$7,471
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(281)	(1,283)
Gain on sales of foreclosed assets held for resale, including writedowns	—	—
Earnings on investment in bank-owned life insurance	(327)	(338)
Gain (Loss) on equity securities	109	(365)
Restricted stock compensation expense	673	362
Depreciation and amortization	879	866
Provision for loan losses	—	50
Net amortization of investment securities premiums	1,231	410
(Increase) Decrease in accrued interest receivable	(750)	183
Decrease in accrued interest payable	(34)	(612)
Mortgage loans originated for sale	(13,550)	(46,670)
Proceeds from sales of loans originated for sale	14,901	46,987
Increase in other assets	(3,208)	(184)
Decrease (Increase) in deferred tax expense	37	(398)
Increase in other liabilities	882	2,559
Net Cash Provided by Operating Activities	7,161	9,038
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	—	1,139
Proceeds from maturities of investment securities available for sale	9,628	26,693
Purchase of investment securities available for sale	(177,048)	(52,210)
Purchase of investment securities held to maturity	(22,204)	—
Redemption of restricted investment in bank stocks	448	144
Net (increase) decrease in loans	(15,969)	27,027
Insurance book- acquisition	(7,800)	—
Capital expenditures	(331)	(76)
Proceeds from sales of premises and equipment	1,093	28
Net Cash (Used in) Provided by Investing Activities	(212,183)	2,745
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	9,759	32,379
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(25,387)	60,718
Net decrease in short-term borrowings	(5,174)	(7,182)
Proceeds from long-term borrowings	1,500	15,000
Repayments on long-term borrowings	(6,000)	(3,129)
Dividends paid	(2,257)	(2,177)
Common stock issued	70	14
Net Cash (Used in) Provided by Financing Activities	(27,489)	95,623
Net (Decrease) Increase in Cash and Cash Equivalents	(232,511)	107,406
CASH AND CASH EQUIVALENTS — BEGINNING	710,131	399,352
CASH AND CASH EQUIVALENTS — ENDING	$477,620	$506,758
Supplemental disclosures of cash flow information
Interest paid	$1,058	$2,657
Income taxes paid	$—	$—
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$—	$—
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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2021 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2022. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2022, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,684,152 and 8,710,393 weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of March 31, 2022, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2022, 57,822 shares were issued under this plan, of which 29,432 were fully vested, 13,567 vested during the quarter, and the remaining 14,823 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $243,000 and $28,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2022 and 2021, respectively.

3.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Service cost	$194	$220
Interest cost	263	236
Expected return on plan assets	(784)	(704)
Amortization of net loss	102	314

Net Periodic Benefit (Income) Expense	$(225)	$66

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2021, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2022. As of March 31, 2022, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 346 active, vested, terminated and retired persons in the plan.

4.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $9,672,000 in standby letters of credit as of March 31, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2022, for guarantees under standby letters of credit issued is not material.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — MARCH 31, 2022	$(24,912)	$(5,992)	$(30,904)
BALANCE — DECEMBER 31, 2021	$(3,474)	$(6,071)	$(9,545)
BALANCE — MARCH 31, 2021	$(1,434)	$(10,039)	$(11,473)

6.    Segment Reporting

The Corporation has two reporting segments, the Bank and ACNB Insurance Services, Inc. ACNB Insurance Services, Inc., is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. ACNB Insurance Services, Inc., offers a broad range of property and casualty, life, and health insurance to both commercial and individual clients.

Segment information for the three month periods ended March 31, 2022 and 2021, is as follows:

In thousands	Banking	Insurance	Total
2022
Net interest income and other income from external customers	$20,312	$1,200	$21,512
Income (loss) before income taxes	8,356	(126)	8,230
Total assets	2,725,844	20,312	2,746,156
Capital expenditures	320	11	331

2021
Net interest income and other income from external customers	$21,866	$1,372	$23,238
Income before income taxes	9,185	216	9,401
Total assets	2,641,782	12,835	2,654,617
Capital expenditures	76	—	76

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

Amortized cost and fair value of securities at March 31, 2022, and December 31, 2021, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2022
U.S. Government and agencies	$258,526	$126	$17,118	$241,534
Mortgage-backed securities	288,512	111	9,898	278,725
State and municipal	44,505	2	4,825	39,682
Corporate bonds	16,850	23	454	16,419
	$608,393	$262	$32,295	$576,360

DECEMBER 31, 2021
U.S. Government and agencies	$249,463	$503	$4,925	$245,041
Mortgage-backed securities, residential	133,697	1,562	1,763	133,496
State and municipal	44,547	315	251	44,611
Corporate bonds	13,858	164	72	13,950
	$441,565	$2,544	$7,011	$437,098

SECURITIES HELD TO MATURITY

MARCH 31, 2022
State and municipal	$22,202	$7	$252	$21,957
Mortgage-backed securities	$5,817	$17	$112	$5,722
	$28,019	$24	$364	$27,679
DECEMBER 31, 2021
U.S. Government and agencies	$—	$—	$—	$—
Mortgage-backed securities, residential	$6,454	$198	$—	$6,652
	$6,454	$198	$—	$6,652

Fair value of equity securities with readily determinable fair values at March 31, 2022, March 31, 2021, and December 31, 2021, are as follows:

In thousands	Fair Value at January 1, 2022	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2022
MARCH 31, 2022
CRA Mutual Fund	$1,036	$—	$49	$987
Stock in other banks	1,573	—	60	1,513
	$2,609	$—	$109	$2,500

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at March 31, 2021
MARCH 31, 2021
CRA Mutual Fund	$1,065	$—	$17	$1,048
Stock in other banks	1,105	382	—	1,487
	$2,170	$382	$17	$2,535

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2021
DECEMBER 31, 2021
CRA Mutual Fund	$1,065	$—	$29	$1,036
Stock in other banks	1,105	468	—	1,573
	$2,170	$468	$29	$2,609

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022, and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

MARCH 31, 2022
U.S. Government and agencies	$126,133	$7,552	$90,763	$9,566	$216,896	$17,118
Mortgage-backed securities	238,855	6,526	33,005	3,372	271,860	9,898
State and municipal	33,037	4,086	5,522	739	38,559	4,825
Corporate bond	13,646	454	—	—	13,646	454
	$411,671	$18,618	$129,290	$13,677	$540,961	$32,295

DECEMBER 31, 2021
U.S. Government and agencies	$177,107	$3,537	$34,297	$1,388	$211,404	$4,925
Mortgage-backed securities, residential	77,969	1,495	7,727	268	85,696	1,763
State and municipal	20,289	224	2,123	27	22,412	251
Corporate bond	5,790	72	—	—	5,790	72
	$281,155	$5,328	$44,147	$1,683	$325,302	$7,011

SECURITIES HELD TO MATURITY

MARCH 31, 2022
State and municipal	$18,609	$252			$18,609	$252
Mortgage-backed securities	$5,273	$112	$—	$—	$5,273	$112
	$23,882	$364	$—	$—	$23,882	$364

DECEMBER 31, 2021
U.S. Government and agencies					$—	$—
Mortgage-backed securities, residential	$6,454	$—	$198	$—	$6,652	$—
	$6,454	$—	$198	$—	$6,652	$—

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

At March 31, 2022, ninety-eight available for sale U.S. Government and agency securities had unrealized losses that individually did not exceed 14% of amortized cost. Thirty-eight of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2022, one hundred thirty-two available for sale residential mortgage-backed securities had unrealized losses that individually did not exceed 12% of amortized cost. Eighteen of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2022, twenty eight held to maturity residential mortgage-backed securities had unrealized losses that individually did not exceed 5% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2022, sixty-five available for sale state and municipal securities had unrealized losses that individually did not exceed 23% of amortized cost. Eleven of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2022, ten held to maturity state and municipal securities had unrealized losses that individually did not exceed 3 of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

At March 31, 2022, fourteen corporate bonds had unrealized losses that individually did not exceed 16% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At March 31, 2022, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at March 31, 2022, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$20,346	$20,436	$—	$—
Over 1 year through 5 years	120,382	114,052	—	—
Over 5 years through 10 years	133,082	122,161	5,612	5,606
Over 10 years	46,071	40,986	16,590	16,361
Mortgage-backed securities	288,512	278,725	5,817	5,712
	$608,393	$576,360	$28,019	$27,679

The Corporation did not sell any securities available for sale during 2022 or 2021.

At March 31, 2022, and December 31, 2021, securities with a carrying value of $328,619,000 and $353,989,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate markets are weak and property values deteriorate.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of March 31, 2022, and December 31, 2021:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
MARCH 31, 2022
Originated Loans
Commercial and industrial	$150,964	$3,896	$1,485	$—	$156,345
Commercial real estate	540,339	42,290	7,648	—	590,277
Commercial real estate construction	45,857	2,331	—	—	48,188
Residential mortgage	294,728	3,960	75	—	298,763
Home equity lines of credit	70,387	792	—	—	71,179
Consumer	10,646	—	—	—	10,646
Total Originated Loans	1,112,921	53,269	9,208	—	1,175,398
Acquired Loans
Commercial and industrial	29,943	1,476	368	—	31,787
Commercial real estate	197,397	9,557	3,046	—	210,000
Commercial real estate construction	4,018	2,160	—	—	6,178
Residential mortgage	37,722	4,193	852	—	42,767
Home equity lines of credit	16,592	37	548	—	17,177
Consumer	1,019	—	—	—	1,019
Total Acquired Loans	286,691	17,423	4,814	—	308,928
Total Loans
Commercial and industrial	180,907	5,372	1,853	—	188,132
Commercial real estate	737,736	51,847	10,694	—	800,277
Commercial real estate construction	49,875	4,491	—	—	54,366
Residential mortgage	332,450	8,153	927	—	341,530
Home equity lines of credit	86,979	829	548	—	88,356
Consumer	11,665	—	—	—	11,665
Total Loans	$1,399,612	$70,692	$14,022	$—	$1,484,326

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2021
Originated Loans
Commercial and industrial	$139,908	$5,549	$2,056	$—	$147,513
Commercial real estate	500,978	56,462	8,658	—	566,098
Commercial real estate construction	41,002	1,659	—	—	42,661
Residential mortgage	299,041	4,961	75	—	304,077
Home equity lines of credit	74,094	883	—	—	74,977
Consumer	9,708	—	—	—	9,708
Total Originated Loans	1,064,731	69,514	10,789	—	1,145,034
Acquired Loans
Commercial and industrial	29,728	1,555	771	—	32,054
Commercial real estate	207,937	11,596	624	—	220,157
Commercial real estate construction	5,228	2,111	—	—	7,339
Residential mortgage	39,378	4,175	1,495	—	45,048
Home equity lines of credit	17,491	37	257	—	17,785
Consumer	997	—	13	—	1,010
Total Acquired Loans	300,759	19,474	3,160	—	323,393
Total Loans
Commercial and industrial	169,636	7,104	2,827	—	179,567
Commercial real estate	708,915	68,058	9,282	—	786,255
Commercial real estate construction	46,230	3,770	—	—	50,000
Residential mortgage	338,419	9,136	1,570	—	349,125
Home equity lines of credit	91,585	920	257	—	92,762
Consumer	10,705	—	13	—	10,718
Total Loans	$1,365,490	$88,988	$13,949	$—	$1,468,427

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Balance at beginning of period	$435	$596
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	—	—
Accretion to loan interest income	(103)	(98)
Balance at end of period	$332	$498

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

The following table summarizes information relative to impaired loans by loan portfolio class as of March 31, 2022, and December 31, 2021:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
MARCH 31, 2022
Commercial and industrial	$953	$953	$802	$11	$11
Commercial real estate	1,311	1,311	836	5,813	5,813
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,264	$2,264	$1,638	$5,824	$5,824

DECEMBER 31, 2021
Commercial and industrial	$1,005	$1,005	$855	$482	$1,452
Commercial real estate	1,311	1,311	600	6,265	6,265
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,316	$2,316	$1,455	$6,747	$7,717

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended March 31, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
MARCH 31, 2022
Commercial and industrial	$1,220	$—	$6	$—
Commercial real estate	1,311	—	5,927	52
Commercial real estate construction	—	—	111	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$2,531	$—	$6,044	$52

MARCH 31, 2021
Commercial and industrial	$2,385	$—	$—	$—
Commercial real estate	1,703	—	6,716	54
Commercial real estate construction	—	—	128	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	—	—
	$4,088	$—	$6,945	$54

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of March 31, 2022, and December 31, 2021, the table below excludes $3.9 million in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	March 31, 2022	December 31, 2021
Commercial and industrial	$964	$1,487
Commercial real estate	3,579	4,002
Commercial real estate construction	—	—
Residential mortgage	—	—
Home equity lines of credit	—	—
	$4,543	$5,489

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three months ended March 31, 2022 and 2021. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,592,000 and $3,764,000 at March 31, 2022 and March 31, 2021, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at March 31, 2022 and March 31, 2021, were $47,000 and $111,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructuring at March 31, 2022 and March 31, 2021, which totaled $3,545,000 and $3,653,000, respectively. As of March 31, 2022 and 2021, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three months ended March 31, 2022 and 2021. All other troubled debt restructured loans were current as of March 31, 2022, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of March 31, 2022, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2022 and December 31, 2021, totaled $767,000 and $399,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2022, and December 31, 2021:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
MARCH 31, 2022
Originated Loans
Commercial and industrial	$114	$—	$170	$284	$156,061	$156,345	$—
Commercial real estate	2,711	—	2,118	4,829	585,448	590,277	—
Commercial real estate construction	—	—	—	—	48,188	48,188	—
Residential mortgage	1,351	105	557	2,013	296,750	298,763	557
Home equity lines of credit	234	63	252	549	70,630	71,179	252
Consumer	78	4	—	82	10,564	10,646	—
Total originated loans	4,488	172	3,097	7,757	1,167,641	1,175,398	809
Acquired Loans
Commercial and industrial	—	—	—	—	31,787	31,787	—
Commercial real estate	—	—	—	—	210,000	210,000	—
Commercial real estate construction	—	—	—	—	6,178	6,178	—
Residential mortgage	690	100	—	790	41,977	42,767	—
Home equity lines of credit	—	91	155	246	16,931	17,177	155
Consumer	—	—	—	—	1,019	1,019	—
Total acquired loans	690	191	155	1,036	307,892	308,928	155
Total Loans
Commercial and industrial	114	—	170	284	187,848	188,132	—
Commercial real estate	2,711	—	2,118	4,829	795,448	800,277	—
Commercial real estate construction	—	—	—	—	54,366	54,366	—
Residential mortgage	2,041	205	557	2,803	338,727	341,530	557
Home equity lines of credit	234	154	407	795	87,561	88,356	407
Consumer	78	4	—	82	11,583	11,665	—
Total Loans	$5,178	$363	$3,252	$8,793	$1,475,533	$1,484,326	$964

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2021
Originated Loans
Commercial and industrial	$20	$64	$1,397	$1,481	$146,032	$147,513	$—
Commercial real estate	—	—	2,483	2,483	563,615	566,098	—
Commercial real estate construction	—	—	—	—	42,661	42,661	—
Residential mortgage	970	140	475	1,585	302,492	304,077	475
Home equity lines of credit	239	42	255	536	74,441	74,977	255
Consumer	84	58	—	142	9,566	9,708	—
Total originated loans	1,313	304	4,610	6,227	1,138,807	1,145,034	730
Acquired Loans
Commercial and industrial	—	—	—	—	32,054	32,054	—
Commercial real estate	—	270	—	270	219,887	220,157	—
Commercial real estate construction	—	—	—	—	7,339	7,339	—
Residential mortgage	210	950	—	1,160	43,888	45,048	—
Home equity lines of credit	1,156	—	—	1,156	16,629	17,785	—
Consumer	—	—	—	—	1,010	1,010	—
Total acquired loans	1,366	1,220	—	2,586	320,807	323,393	—
Total Loans
Commercial and industrial	20	64	1,397	1,481	178,086	179,567	—
Commercial real estate	—	270	2,483	2,753	783,502	786,255	—
Commercial real estate construction	—	—	—	—	50,000	50,000	—
Residential mortgage	1,180	1,090	475	2,745	346,380	349,125	475
Home equity lines of credit	1,395	42	255	1,692	91,070	92,762	255
Consumer	84	58	—	142	10,576	10,718	—
Total Loans	$2,679	$1,524	$4,610	$8,813	$1,459,614	$1,468,427	$730

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2022
Allowance for Loan Losses
Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(63)	—	—	—	—	(19)	—	(82)
Recoveries	10	—	—	—	—	2	—	12
Provisions (credits)	157	(91)	50	(153)	(75)	(6)	118	—
Ending balance - March 31, 2022	$3,280	$10,625	$666	$3,082	$426	$385	$499	$18,963
Ending balance: individually evaluated for impairment	$802	$836	$—	$—	$—	$—	$—	$1,638
Ending balance: collectively evaluated for impairment	$2,478	$9,789	$666	$3,082	$426	$385	$499	$17,325

Loans Receivable
Ending balance	$188,132	$800,277	$54,366	$341,530	$88,356	$11,665	$—	$1,484,326
Ending balance: individually evaluated for impairment	$964	$7,124	$—	$—	$—	$—	$—	$8,088
Ending balance: collectively evaluated for impairment	$187,168	$793,153	$54,366	$341,530	$88,356	$11,665	$—	$1,476,238

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2021
Allowance for Loan Losses
Beginning balance - January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(18)	—	—	—	—	(37)	—	(55)
Recoveries	8	—	—	—	—	8	—	16
Provisions (credits)	476	(29)	40	(29)	(64)	(11)	(333)	50
Ending balance - March 31, 2021	$4,503	$9,540	$543	$3,366	$629	$608	$1,048	$20,237
Ending balance: individually evaluated for impairment	$1,954	$152	$—	$—	$—	$—	$—	$2,106
Ending balance: collectively evaluated for impairment	$2,549	$9,388	$543	$3,366	$629	$608	$1,048	$18,131

Loans Receivable
Ending balance	$315,710	$759,335	$50,132	$375,941	$97,258	$12,342	$—	$1,610,718
Ending balance: individually evaluated for impairment	$2,739	$8,505	$—	$101	$—	$—	$—	$11,345
Ending balance: collectively evaluated for impairment	$312,971	$750,830	$50,132	$375,840	$97,258	$12,342	$—	$1,599,373

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2021
Allowance for Loan Losses
Ending balance	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Ending balance: individually evaluated for impairment	$855	$600	$—	$—	$—	$—	$—	$1,455
Ending balance: collectively evaluated for impairment	$2,321	$10,116	$616	$3,235	$501	$408	$381	$17,578

Loans Receivable
Ending balance	$179,567	$786,255	$50,000	$349,125	$92,762	$10,718	$—	$1,468,427
Ending balance: individually evaluated for impairment	$1,487	$7,576	$—	$—	$—	$—	$—	$9,063
Ending balance: collectively evaluated for impairment	$178,080	$778,679	$50,000	$349,125	$92,762	$10,718	$—	$1,459,364

Loan Modifications/Troubled Debt Restructurings/COVID-19

The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021. In comparison, at March 31, 2021, the Corporation had outstanding approvals for temporary loan modifications and deferrals for 30 loans totaling $23,720,360 in principal balances, representing 1.6% of the total loan portfolio. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans.

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

As of March 31, 2022, the Corporation had closed and funded 2,217 PPP loans totaling $223,036,703, resulting in approximately $9.5 million in total fee income. Of this fee income amount, $2,875,000, before costs, was recognized in 2020 and another $5,627,000, before costs, was recognized in 2021 as an adjustment to interest income yield, and $468,000, before costs, was recognized during the three months ended March 31, 2022, with the remainder to be recognized in future quarters as an adjustment to interest income yield. At March 31, 2022, there was an outstanding balance of $9,844,452 in PPP loans as a result of forgiveness and repayments to date. Currently the Corporation is assisting the remainder of PPP customers with the processing of applications for loan forgiveness through the SBA.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at March 31, 2022, and December 31, 2021, are as follows:

		March 31, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$241,534	$—	$241,534	$—
Mortgage-backed securities, residential		278,725	—	278,725	—
State and municipal		39,682	—	39,682	—
Corporate bonds		16,419	—	16,419	—
Total securities available for sale	Recurring	$576,360	$—	$576,360	$—
Equity securities with readily determinable fair values	Recurring	$2,500	$2,500	$—	$—
Collateral dependent impaired loans	Nonrecurring	$4,170	$—	$—	$4,170

		December 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$245,041	$—	$245,041	$—
Mortgage-backed securities, residential		133,496	—	133,496	—
State and municipal		44,611	—	44,611	—
Corporate bonds		13,950	—	13,950	—
Total securities available for sale	Recurring	$437,098	$—	$437,098	$—
Equity securities with readily determinable fair values	Recurring	$2,609	$2,609	$—	$—
Collateral dependent impaired loans	Nonrecurring	$5,275	$—	$—	$5,275

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2022
Impaired loans	$4,170	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	55%

December 31, 2021
Impaired loans	$5,275	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(50)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2022:

	March 31, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,388	$23,388	$8,472	$14,916	$—
Interest-bearing deposits in banks	454,232	454,232	454,232	—	—
Equity securities available for sale	2,500	2,500	2,500	—	—
Investment securities available for sale	576,360	576,360	—	576,360	—
Investment securities held to maturity	28,019	27,679	—	27,679	—
Loans held for sale	1,123	1,123	—	1,123	—
Loans, less allowance for loan losses	1,465,363	1,414,132	—	—	1,414,132
Accrued interest receivable	6,270	6,270	—	6,270	—
Restricted investment in bank stocks	1,855	1,855	—	1,855	—

Financial liabilities:
Demand deposits and savings	2,029,017	2,029,017	—	2,029,017	—
Time deposits	381,744	372,763	—	372,763	—
Short-term borrowings	30,028	30,028	—	30,028	—
Long-term borrowings	9,200	9,211	—	9,211	—
Trust preferred subordinated debt	21,000	19,460	—	19,460	—
Accrued interest payable	75	75	—	75	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2021:

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of March 31, 2022, and December 31, 2021:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2022
Repurchase agreements
Commercial customers and government entities	(a)	$30,028	$—	$30,028	$(30,028)	$—	$—

December 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

(a) As of March 31, 2022, and December 31, 2021, the fair value of securities pledged in connection with repurchase agreements was $42,465,000 and $46,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2022:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$30,028	$—	$—	$—	$30,028
Total	$30,028	$—	$—	$—	$30,028

11.    Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	March 31, 2022	December 31, 2021
FHLB advances	$5,000	$11,000
Loan payable to local bank	1,500	—
Loan payable variable rate	2,700	2,700
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	15,000
	$30,200	$34,700

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock. FHLB advance matures in 2022 and has a weighted average rate of 2.75%.

The loan payable to a local bank has a variable rate of interest with Prime Rate, 3.25% at March 31, 2022, The loan matures in December 2049. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is July 10, 2022, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On March 15, 2022, the most recent interest rate reset date, the interest rate was adjusted to 2.45600% for the period ending June 14, 2022. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

12.    Goodwill and Other Intangible Assets

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

On February 28, 2022, ACNB Insurance Services, Inc. completed its acquisition of Hockley & O'Donnell Insurance Agency, LLC of Gettysburg, Pennsylvania. The acquisition of Hockley & O'Donnell resulted in goodwill of approximately $2,077,000 and generated $5,835,000 in book of business and covenant not to compete intangibles.

Combined goodwill included in the Corporation’s consolidated statement of condition is 44,184,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
ACNB Insurance Services, Inc. amortized intangible assets	$16,151	$7,562
New Windsor core deposit intangibles	2,418	1,692
FCBI core deposit intangibles	3,560	1,359

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2022. At March 31, 2022, ACNB cannot project the outcome of the annual analysis, however there are no events or circumstances indicating impairment.

13.    Revenue Recognition

As of January 1, 2018, the Corporation adopted Topic 606, as well as subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the cumulative effect approach. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities – ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $516,455,000 and $468,340,000 at March 31, 2022 and 2021, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

ASU 2022-02

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs.

The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20.

ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporations current plan is to adopt ASU 2016-13 January 1, 2023 and will simultaneously implement ASU 2022-02.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short- and long-term effects of inflation and rising costs on the Corporation, customers and economy; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short- and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effect of general economic conditions and more specifically in the Corporation’s market areas; failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the Securities and Exchange Commission.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on ACNB Insurance Services, Inc.’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2021. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 New Windsor acquisition, was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor Bancorp, Inc. (New Windsor) for impairment during the three months ended March 31, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended March 31, 2022, compared to Quarter ended March 31, 2021

Executive Summary

Net income for the three months ended March 31, 2022, was $6,599,000, compared to a net income of $7,471,000 for the first quarter in 2021, a decrease of $872,000 or 11.7%. Basic earnings per share for the three month period March 31, 2022 and 2021 was $0.76 and $0.86, respectively, an 11.6% decrease. The lower net income for the first quarter of 2022 was primarily a result of lessor fee income, as compared to the first quarter of 2021 in which there was a significantly higher volume of residential mortgage loans sold to the secondary market as consumers refinances and purchased homes in the low interest rate environment. Net interest income for the quarter ended March 31, 2022 decreased $272,000, or 1.6%, as decreases in total interest income were more than decreases in total interest expense. Provision for loan losses was $0 for the quarter ended March 31, 2022, compared to $50,000 for the same quarter in 2021, based on the adequacy analysis, resulting in an allowance to total loans of 1.28% (1.61% of non-acquired loans) at March 31, 2022. Other income decreased $1,454,000, or 24.6%, due to decreased fees from selling mortgages into the secondary market while fees from fiduciary activities and deposits increased. Other expenses decreased $505,000, or 3.7%, due in part to adjustment of year end personnel incentive accrual due to issuance of restricted stock instead of cash and higher expense structure of the new core system. While continuing to be profitable,

ACNB was materially impacted by Pandemic events that carried over lower than desired loans outstanding and resulting excess liquidity, affecting interest income.

Net Interest Income

Net interest income totaled $17,053,000 for the three months ended March 31, 2022, compared to $17,325,000 for the same period in 2021, a decrease of $272,000, or 1.6%. Net interest income decreased due to a decrease in interest income in a greater amount than the decrease in interest expenses. Interest income decreased $1,293,000, or 6.7%, due to the change in mix of average earning assets, in addition to decreased rates outstanding due to market events in 2020 and 2021. The decrease in interest expense resulted from deposit rate decreases in addition to a favorable change in deposit mix (as discussed below). Loans outstanding on average decreased year over year due to 2021 loan paydowns and payoffs (including PPP loans) despite concerted effort by management to counteract the recent year trend of the market area’s heightened competition and the COVID-19 related slow economic conditions. Active participation in the SBA Payroll Protection Program (PPP) were largely paid off by the first quarter of 2022. Earning asset yields in 2020 and 2021 were negatively impacted by declines in the U.S. Treasury yields and other market driver interest rates which carried over to the first quarter as continued low yields on the existing balance sheet even as market rates experience a massive increase in terms relevant to lending and investing during the quarter. The difference between longer term rates and shorter term rates was flat to inverted by the end of the quarter. These current driver rates will affect new loan originations and are indexed to a portion of the loan portfolio in that a change in the driver rates changes the yield on new loans and on existing loans at subsequent interest rate reset dates. From these changes in prior quarters, interest income yield was negatively affected as new loans replace paydowns on existing loans and variable rate loans reset to new current rates in these years. Partially offsetting lower yields in the first quarter were purchase accounting adjustments ($590,000) and PPP fees ($468,000) recognized that increased yield. Both fees were lower than the amounts in the first quarter of 2021(purchase accounting $885,000 and PPP fees $949,000), are finite in amount and nonrecurring in nature, especially the PPP fees, that will not repeat in this magnitude in upcoming periods. Interest income decreased on investment securities due to increased new purchases during 2021 at rates lower than rates on maturing investments. An elevated amount of earning assets remained in short-term, low-rate money market type accounts during the first quarter of 2022; and there exists ample ability to borrow for liquidity needs. The ability to increase lending is contingent on the lingering effects of COVID-19 on current and potential customers even with intense competition that has reduced new loans and may result in the payoff of existing loans, allowing economic conditions in the Corporation’s marketplace to eventually return to its previous stable state. As to funding costs, interest rates on alternative funding sources, such as the FHLB, and other market driver rates are factors in rates the Corporation and the local market pay for deposits. However, Federal Open Market Committee (FOMC) actions, rates on transaction, savings and time deposits were sharply reduced in order to match sharply reduced market earning asset yields. Interest expense decreased $1,021,000, or 49.9%, due to lower rates offsetting higher volume on transaction deposits, certificate of deposit rate decreases and lower volume, and by less use of higher cost borrowings. The medical need to stop the spread of COVID-19 caused government officials to close or restrict operations of many businesses and their workers. One of the responses was for the Federal Reserve to decrease rates to 0% to 0.25% and the massive injection of liquidity into markets. The resulting inflation was cause for a reversal of course with rates increased and the expectation for further increases that were anticipated and built into terms of two years through five years and longer terms to a lesser extent. The effects of these rate actions and a host of other responses currently cannot be predicted. Over the longer term, the Corporation continues its strategic direction to increase asset yield and interest income by means of loan growth and rebalancing the composition of earning assets to commercial loans.

The net interest spread for the first quarter of 2022 was 2.61% compared to 2.81% during the same period in 2021. Also comparing the first quarter of 2022 to 2021, the yield on interest earning assets decreased by 0.46% and the cost of interest bearing liabilities decreased by 0.26%. The net interest margin was 2.67% for the first quarter of 2022 and 2.94% for the first quarter of 2021. The net interest margin decrease included lower purchase accounting adjustments which decreased 9 basis points, but was more impacted by sharp market rate decreases (including PPP loans fees) and less loans as a percentage in the earning asset mix and more lower yielding investments assets. The Corporation's ALCO processes continually measure and assess possible FOMC rate actions and prepare appropriate response strategies.

Average earning assets were $2,593,000,000 during the first quarter of 2022, an increase of $206,000,000 from the average for the first quarter of 2021. Average interest bearing liabilities were $1,870,000,000 in the first quarter of 2022, an increase of $149,000,000 from the same period in 2021. Non-interest demand deposits increased $65,000,000 on average over the same period in 2021. All increases were a result of COVID-19 related slow economic activity that tend to concentrate increased liquidity into the banking system, including PPP loan proceeds.

Unrealized losses on available for sale investment securities were $21.4 million net of taxes at March 31, 2022 an increase from $3.5 million loss net of taxes at December 31, 2021. The credit quality of the portfolio was high for all periods and the interest rate risk position was appropriate for a community bank and within investment policy guidelines; the increase in the other comprehensive loss was due to changes in interest rates relevant to the terms of the individual investments, such market rates averaged a 150 basis point increase, the highest quarterly increase in decades. This other comprehensive loss increase had no impact on regulatory capital ratios, which remain well capitalized. Nor did the increase have an effect on net income as the investments were not impaired and the losses were unrealized. Liquidity remains high and the Corporation has not traditionally sold investments for liquidity nor does it currently envision a need to do so.

Since the onset of COVID-19, deposit growth has outpaced loan growth resulting in an excess liquidity position at the Corporation. Late in the quarter ended March 31, 2022, the Corporation deployed excess liquidity by moving approximately $185,000,000 from cash into higher-yielding securities with a tax equivalent yield of approximately 2.80%. These new purchases were consistent with the current investment portfolio, but with higher yields to enhance the net interest margin and net interest income in future quarters.

Provision for Loan Losses

The provision for loan losses was $0 in the first quarter of 2022 and $50,000 in the first quarter of 2021. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the Frederick County Bancorp, Inc. acquisition completed in 2020 (FCBI) or the New Windsor Bancorp, Inc. acquisition completed in 2017 (New Windsor), which were recorded at fair value as of the acquisition dates. Total impaired loans at March 31, 2022 were 10.8% lower when compared to December 31, 2021. Nonaccrual loans decreased by 17.2%, or $946,000, since December 31, 2021; all substandard loans increased by 0.5% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provision for loan losses for the first quarter of 2022 was $0. This customer base includes businesses in the hospitality/tourism industry, restaurants and related businesses and lessors of commercial real estate properties. The qualitative factor for this event and a related factor on commercial and industrial loan collateral was decreased. The lack of the provision in the first quarter of 2022, was despite loss incurred in year to date 2022 charge-offs as allowance for the losses were calculated in prior periods. Otherwise, Management concluded that the loan portfolio exhibited continued general stability in quantitative and qualitative measurements as shown in the tables and narrative in this Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements. The long term effect of the various Pandemic and geopolitical events cannot be currently estimated other than the calculation that resulted in the above mentioned special qualitative factors. This same analysis concluded that the unallocated allowance should be in the same range in 2022 compared with the previous quarter. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first quarter of 2022, the Corporation had net charge-offs of $70,000, as compared to net charge-offs of $39,000 for the first quarter of 2021.

Other Income

Total other income was $4,459,000 for the three months ended March 31, 2022, down $1,454,000, or 24.6%, from the first quarter of 2021. Fees from deposit accounts increased by $184,000, or 23.8%, due to partial resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Various specific government regulations effectively limit fee assessments related to deposit accounts, making future revenue levels uncertain. Revenue from ATM and debit card transactions decreased by $25,000 or 3.2%, to $753,000 due to variations in volume and mix, including prior period COVID-19 related higher online volume. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. The retail system-wide security breaches in the merchant base are negatively affecting consumer confidence in the debit card channel. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $810,000 for the three months ended March 31, 2022, as compared to $703,000 for the first quarter of 2021, a 15.2% net increase as a net result of higher fee volume from increased assets under management, higher sporadic estate fee income and varying fees on brokerage relationship transactions. Earnings on bank-owned life insurance decreased by $11,000, or 3.3%, as a net result of varying crediting rates and administrate cost. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., revenue was down by $183,000, or 13.2%, to $1,200,000 during the three month period due to decreases in commission on recurring books of business due to economic activity factors or loss of commission through nonrenewal. A continuing risk to ACNB Insurance Service, Inc.’s revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as ACNB Insurance Services, Inc. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions vary from prior periods, due to specific claims at ACNB Insurance Services, Inc. and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Estimation of upcoming contingent commissions is estimated at March 31, 2022 to be materially higher than 2021. See Note 12 for discussion of the insurance book of business purchase on February 28,2022. Income for sold mortgages included in other income, decreased by $1,002,000 or 78.1% due to less demand for refinancing in the current much higher rate environment; such demand is rate dependent and therefore volatile. There were no gains or losses on sales of securities during the first quarter of 2022 and 2021. A $109,000 net fair value loss was recognized on local bank and CRA-related equity securities during the first quarter of 2022 due to normal variations in market value on publicly-traded local bank stocks, compared to a $365,000 net fair value gain during the first quarter of 2021 when these stocks recovered from Pandemic lows. No equity securities were sold in either period. Other income in the three months ended March 31, 2022, was down by $50,000, or 17.3%, to $239,000 due to a variety of other fee income variances, mostly volume related.

Other Expenses

Other expenses for the quarter ended March 31, 2022 were $13,282,000, a decrease of $505,000 or 3.7%, most of which was the result of changes in salaries and benefits.

The largest component of other expenses is salaries and employee benefits, which decreased by $1,109,000, or 12.8%, when comparing the first quarter of 2022 to the same period a year ago. Overall, the decrease in salaries and employee benefits was the result of factors as follows:

•challenges and cost in replacing and maintaining customer-facing staff due to a competitive labor market;

•partial reversal of prior year end 2021 incentive compensation accrual as $750,000 in restricted stock was issued in lieu of accrued cash awards. Restricted stock is accounted for in a prospective expense based on vesting;

•costs in back-office staff due to the marketplace high demand for employees;

•increased organic and inorganic growth initiatives at ACNB Insurance Services, Inc.;

•maintaining staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•normal merit increases to employees and associated payroll taxes;

•varying and timing on other performance-based commissions and incentives;

•market changes in actively managing employee benefit plan costs, including health insurance;

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was down by $291,000, or 440.9%, when comparing the three months ended March 31, 2022, to the three months ended March 31, 2021, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense decreased by $8,000, or 0.7% during the period, mostly due to lower winter season expense. Equipment expense increased by $227,000, or 17.6%, due to a September 2021 upgrade to a new core application system that was a major step in the corporation's Digital Transformation Strategy. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. This conversion will change various expense components (the future expense cannot be fully estimated) when complete. Technology investments and training allowing staff to work from home continues to prove invaluable in the pandemic, but also in attracting a broader talent pool.

Professional services expense totaled $309,000 during the first quarter of 2022, as compared to $224,000 for the same period in 2021, an increase of $85,000, or 37.9%. This category includes expenses related to legal corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $103,000 for the first quarter of 2022, or 33.8% higher, as compared to the same period of 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Other tax expense increased by $23,000, or 5.9%, comparing the three months ended March 31, 2022 and 2021, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased due to retained earnings equity. Supplies and postage expense increased by 11.0% due to variation in the timing of necessary replenishments. FDIC and regulatory expense increased 16.8% due to increase in the net asset base and credits that do not repeat regularly. Intangible amortization increased 4.4% on bank acquisition calculations while ACNB Insurance Services, Inc. increased on the books of business purchase. Other operating expenses increased by $180,000, or 14.1%, in the first quarter of 2022, as compared to the first quarter of 2021. Increases included corporate governance, electronic banking and consulting related costs. In addition, other expenses include the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, which added approximately $30,000 to other expenses in the first quarter of 2022 compared to $77,000 in the first quarter of 2021. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure recognizing the value of electronic and other banking channels to customers and the significant revenue generated especially in the debit card arena.

Provision for Income Taxes

The Corporation recognized income taxes of $1,631,000, or 19.8% of pretax income, during the first quarter of 2022, as compared to $1,930,000, or 20.5% of pretax income, during the same period in 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $70,000 and $70,000 for the three months ended March 31, 2022 and 2021, respectively.

FINANCIAL CONDITION

Assets totaled $2,746,156,000 at March 31, 2022, compared to $2,786,987,000 at December 31, 2021, and $2,654,617,000 at March 31, 2021. Average earning assets during the three months ended March 31, 2022, increased to $2,593,000,000 from $2,387,000,000 during the same period in 2021. Average interest bearing liabilities increased in 2022 to $1,870,000,000 from $1,721,000,000 in 2021.

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

At March 31, 2022, the securities balance included a net unrealized loss on available for sale securities of $24,912,000, net of taxes, on amortized cost of $608,393,000 versus a net unrealized loss of $3,474,000, net of taxes, on amortized cost of $441,565,000 at December 31, 2021, and a net unrealized loss of $1,434,000, net of taxes, on amortized cost of $356,852,000 at March 31, 2021. The change in fair value of available for sale securities during 2022 was a result of the higher amount of investments in the available for sale portfolio and by an decrease in fair value from an unprecedented (in recent decades) first quarter increase in the U.S. Treasury yield curve rates (which varies daily with volatility) and the spread from this yield curve required by investors on the types of investment securities that ACNB owns. The Federal Reserve had reinstituted their rate-decreasing Quantitative Easing program in the COVID-19 crisis; and after increasing the fed funds rate in mid-December 2015 through December 2018 the Federal Reserve decreased the target rate to 0% to 0.25% in the ongoing COVID-19 crisis; both actions causing the U.S. Treasury yield curve to decrease in 2020 through most of 2021 when banks including ACNB Bank increased investment holding due to the lack of loan demand from massive government stimulus.. However, the bond market sensed that government stimulus would lead to inflation and the yield curve increased in terms relevant to the investment securities in the Corporation’s portfolio which occurred as predicted as of the quarter ended March 31, 2022, leading to fair value decreases. Fair values were volatile on any given day in all periods presented and such volatility will continue. The changes in value are deemed to be related solely to changes in interest rates as the credit quality of the portfolio is high.

At March 31, 2022, the securities balance included held to maturity securities with an amortized cost of $28,019,000 and a fair value of $27,679,000, as compared to an amortized cost of $6,454,000 and a fair value of $6,652,000 at December 31, 2021, and an amortized cost of $9,155,000 and a fair value of $9,451,000 at March 31, 2021. The held to maturity securities were U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed; however, they were not classified as available for sale because these securities are generally used as required collateral for certain eligible government accounts or repurchase agreements.They are also held for possible pledging to access additional liquidity for banking subsidiary needs in the form of FHLB borrowings.. No held to maturity securities were acquired from FCBI. In addition, $22.1 million in newly purchased municipal securities were added to held to maturity in the first quarter of 2022 as a part of a liquidity utilization purchase.

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

Unrealized losses on available for sale investment securities were $24.9 million net of taxes at March 31, 2022 an increase from $3.5 million loss net of taxes at December 31, 2021. The credit quality of the portfolio was high for all periods and the interest rate risk position was appropriate for a community bank and within investment policy guidelines; the increase in the other comprehensive loss was due to changes in interest rates relevant to the terms of the individual investments, such market rates averaged a 150 basis point increase, the highest quarterly increase in decades. This other comprehensive loss increase had no impact on regulatory capital ratios, which remain well capitalized. Nor did the increase have an effect on net income as the investments were not impaired and the losses were unrealized. Liquidity remains high and the Corporation has not traditionally sold investments for liquidity nor does it currently envision a need to do so.

Since the onset of COVID-19, deposit growth has outpaced loan growth resulting in an excess liquidity position at the Corporation. Late in the quarter ended March 31, 2022, the Corporation deployed excess liquidity by moving approximately $185,000,000 from cash into higher-yielding securities with a tax equivalent yield of approximately 2.80%. These new purchases were consistent with the current investment portfolio, but with higher yields to enhance the net interest margin and net interest income in future quarters. Purchases were primarily in government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loam Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

Loans

Loans outstanding decreased by $126,392,000, or 7.8%, at March 31, 2022 from March 31, 2021, and increased by $15,899,000, or 1.1%, from December 31, 2021, to March 31, 2022. The increase in loans year to date is largely attributable to the reduced sales of residential mortgages, PPP loan payoffs slowing, and the origination of loans in the commercial, consumer, and government lending portfolios. Year over year, organic loan declines was primarily a result of active participation and subsequent payoffs in the Paycheck Protection Program (PPP) as well as the sale of refinanced residential mortgages. Despite the intense competition in the Corporation’s market areas, there is a continued focus internally on asset quality and disciplined underwriting standards in the loan origination process. In all periods, residential real estate lending and refinance activity was sold to the secondary market and commercial loans were subject to refinancing to competition for different rates or terms. In the normal course of business, more payoffs were anticipated in the remainder of 2022 from either customers’ cash reserves or refinancing at competing banks and markets, and currently lending actions are continuing while wrapping up the PPP Small Business Administration (SBA) guaranteed loans. During the first three months of 2022, total commercial purpose loans increased while local market portfolio residential mortgages decreased, largely from concerted origination efforts and lower PPP payoffs. Total commercial purpose segments increased $26,953,000, or 2.7%, as compared to December 31, 2021. The first quarter 2022 growth was net of $8,697,000 of PPP loans paid off in 2022. Otherwise these loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local government body. In many cases, these loans are obtained through a bid process with other local and regional banks. The loans are predominantly bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $78,767,000 at March 31, 2022, a increase of 25.0% from $62,823,000 held at the end of 2021; these loans are especially subject to refinancing in certain rate environments. Residential real estate mortgage lending, which includes smaller commercial purpose loans secured by the owner’s home, decreased by $12,001,000, or 2.7%, as compared to December 31, 2021. These loans are to local borrowers who preferred loan types that would not be sold into the secondary mortgage market. Of the $429,886,000 total in residential mortgage loans at March 31, 2022, $112,312,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.8% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of March 31, 2022, the Corporation had an outstanding balance of $9,844,452 under the PPP program, net of repayments and forgiveness to date. As of March 31, 2022, the Corporation had originated an aggregate total of 2,217 loans in the amount of $223,036,703 under the PPP. Deferred fee income was approximately $9.5 million, before costs. The Corporation recognized $2,875,000 of PPP fee income during 2020, $5,627,000 during 2021, and $468,000 during the three months ended March 31, 2022. The remaining amount will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $412,942,000, or 27.8% of total loans, at March 31, 2022. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•the current estimated fair value of underlying collateral; and,

•prevailing market conditions.

Loans not tested for impairment do not require a specific reserve allocation. Management places these loans in a pool of loans with similar risk factors and assigns the general loss factor to determine the reserve. For homogeneous loan types, such as consumer and residential mortgage loans, management bases specific allocations on the average loss ratio for the previous twelve quarters for each specific loan pool. Additionally, management adjusts projected loss ratios for other factors, including the following:

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

•existence and effect of any concentrations of credit and changes in the level of such concentrations; and,

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2022 and the resulting allowance at March 31, 2022, are appropriate given the continuing level of risk in the loan portfolio. Further, management believes the unallocated allowance is appropriate, because even though the impaired loans added since 2021 demonstrate generally low risk due to adequate real estate collateral, the value of such collateral can decrease; plus, the growth in the loan portfolio is centered around commercial real estate which continues to have little increase in value and low liquidity. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at March 31, 2022. The amount of the unallocated portion of the allowance was $499,000 at March 31, 2022, as management concluded that the loan portfolio was better reflected in metrics used in the allocated evaluation. Otherwise, the assessment concluded that credit quality was stable, COVID-19 related charge-offs were relatively low and past due loans manageable.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, and with lessened risk from the impact of the COVID-19 crisis. The acquisition of FCBI and New Windsor loans at fair value did not require a provision expense. The provision for year-to-date March 31, 2022 and 2021, was $0 and $50,000, respectively. The increase in the allowance for loan losses as a percentage of total loans of 1.26% at March 31, 2021 to 1.28% at March 31, 2022 was primarily related to the decrease in non-acquired loans, such reduction did not necessarily reduce the risk in the portfolio in direct proportion. More specifically, as total loans decreased from year-end 2021 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result ACNB used the deferral period to develop the proper procedure, data sources and testing for implementation..

The allowance for loan losses at March 31, 2022, was $18,963,000, or 1.28% of total loans (1.61% of non-acquired loans), as compared to $20,237,000, or 1.26% of loans, at March 31, 2021, and $19,033,000, or 1.30% of loans, at December 31, 2021. The decrease from year-end resulted from charge-offs of $70,000 net of recoveries and $0 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 8 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021
Beginning balance – January 1	$19,033	$20,226	$20,226
Provisions charged to operations	—	50	50
Recoveries on charged-off loans	12	75	16
Loans charged-off	(82)	(1,318)	(55)
Ending balance	$18,963	$19,033	$20,237

Loans past due 90 days and still accruing were $964,000 and nonaccrual loans were $4,543,000 as of March 31, 2022. $47,000 of the nonaccrual balance at March 31, 2022, were in troubled debt restructured loans. $3,545,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $675,000 at March 31, 2021, while nonaccruals were $7,692,000. $111,000 of the nonaccrual balance at March 31, 2021, was in troubled debt restructured loans. $3,653,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $730,000 at December 31, 2021, while nonaccruals were $5,489,000. $63,000 of the nonaccrual balance at December 31, 2021, were in troubled debt restructured loans. $3,574,000 of the impaired loans were accruing troubled debt restructured loans. Total additional loans classified as substandard (potential problem loans) at March 31, 2022, March 31, 2021, and December 31, 2021, were approximately $1,120,000, $2,470,000 and $1,725,000, respectively.

Because of the manageable level of nonaccrual loans and with substandard loans in the first quarter of 2022, a $0 provision addition to the allowance was necessary even with net charge-offs of $70,000.

The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021. In comparison, as of March 31, 2021, the Corporation had 30 temporary modifications with principal balances totaling $23,720,360.

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2022, as compared to December 31, 2021, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2022
Owner occupied commercial real estate	6	$3,469	$836	$—	In market	2008 - 2017
Investment/rental residential real estate	1	110	—	—	In market	2016
Commercial and industrial	3	964	802	—	In market	2008 - 2019
Total	10	$4,543	$1,638	$—

December 31, 2021
Owner occupied commercial real estate	7	$3,890	$599	$—	In market	2008 - 2019
Investment/rental residential real estate	1	112	—	—	In market	2016
Commercial and industrial	3	1,487	856	970	In market	2008 - 2019
Total	11	$5,489	$1,455	$970

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

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at March 31, 2022.

Owner occupied commercial real estate at March 31, 2022, includes seven unrelated loan relationships. A $913,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received. Collateral valuation resulted in no specific allocations. Another $807,000 merger-acquired loan relationship for a light manufacturing enterprise which was performing when acquired is working through bankruptcy and has no specific allocation. The other unrelated loans in this category have balances of less than $197,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2019 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

A $1,311,000 (after partial payoff in the third quarter of 2020) 2017-acquired commercial real estate participation loan was added in the fourth quarter of 2019 and has been currently assigned a $836,000 specific allocation at March 31, 2022.

Investment/rental residential real estate at March 31, 2022, includes one loan relationship (which is deemed to be adequately collateralized) totaling $110,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; this relationship is making principal reductions.

A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $170,000. Liquidation is mostly complete with a specific allocation of $19,000 after a $970,000 third quarter of 2021 charge-off. A related $441,000 owner occupied real estate loan was also in nonaccrual but settled in the first quarter. An unrelated commercial and industrial loan at March 31, 2022 with a balance of $11,000 (after numerous principal payments) is currently continuing making payments. A third unrelated loan relationship was added in the first quarter 2021 with an outstanding balance of $783,000 and a specific allocation $783,000 due to concerns on collateralization and liens.

The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses for 2022 and 2021 was a result of the measurement of the adequacy of the allowance for loan losses at each period.

Premises and Equipment

ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020. As a part of an ongoing delivery system optimization strategy, two community offices closed in the second quarter of 2021 resulted in a small net gain in 2021. On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. Upon completion of construction of the Upper Adams Office in Fall 2022, the plan is to consolidate operations of the three current ACNB Bank offices in the Upper Adams geography as part of the Bank’s branch optimization strategy and continued endeavors to enhance operational efficiencies.

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

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,410,761,000 as of March 31, 2022. Deposits increased by $132,139,000, or 5.8%, from March 31, 2021, to March 31, 2022, and decreased by $15,628,000, or 0.6%, from December 31, 2021, to March 31, 2022. Deposits increased in the first quarter of 2022 from same quarter prior year due to increased balances in a broad base of accounts from lack of economic activity continuing from the COVID-19 event and effects. Even with this increase in volume, deposit interest expense decreased 55.4% due to lower rates. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trusts, credit unions and larger regional banks. During the multiple periods of low rates, deposit growth mix experienced a shift to transaction accounts as customers put more value in liquidity and FDIC insurance. Products, such as money market accounts and interest-bearing transaction accounts that had suffered declines in past years, continued with recovered balances; however, it is expected that a return to more normal, lower balances could occur when the economy improves. With heightened competition, ACNB’s ability to maintain and add to its deposit base may be impacted by the reluctance of consumers to accept community banks’ lower rates (as compared to Internet-based competition) and by larger competition willing to pay above market rates to attract market share. Continued periods where rates rise rapidly, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2022, short-term Bank borrowings were $30,028,000, as compared to $35,202,000 at December 31, 2021, and $31,282,000 at March 31, 2021. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2021, repurchase agreement balances were down $5,174,000, or 14.7%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2022 and 2021, or December 31, 2021. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $30,200,000 at March 31, 2022, versus $34,700,000 at December 31, 2021, and $65,616,000 at March 31, 2021. Long-term borrowings decreased 54.0% from March 31, 2021. $30.7 million was the net decrease to FHLB term Bank borrowings made to balance loan demand and deposit growth. FHLB fixed-rate term Bank advances that matured after the first quarter of 2019 were not renewed and another $5.0 million was prepaid in 2021 to utilize liquidity from earning assets and deposit changes. A second quarter of 2017 $4.6 million Corporation loan was paid off during the second quarter of 2021. ACNB Insurance Services, Inc. borrowed $1.5 million from a local bank in the first quarter of 2022 to fund a book of business purchase. In addition, $5 million and $8.7 million was Corporation debt acquired from New Windsor and FCBI, respectively. The $5 million New Windsor acquired debt was paid off with proceeds from the subordinated debt proceeds in June 2021. On March 30, 2021, ACNB Corporation issued $15,000,000 in Fixed-to-Floating Rate subordinated debt due March 31, 2031. The terms are five year 4% fixed rate and thereafter callable at 100% or a floating rate. The potential use of the net proceeds include retiring outstanding debt of the Corporation, repurchasing issued and outstanding shares of the Corporation, supporting general corporate purposes, underwriting growth opportunities, creating an interest reserve for the notes issued, and downstreaming proceeds to ACNB Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $256,009,000 at March 31, 2022, compared to $272,114,000 at December 31, 2021, and $257,612,000 at March 31, 2021. Shareholders’ equity decreased in the first three months of 2022 by $16,105,000 primarily due to $4,342,000 in retained earnings from 2022 earnings net of dividends paid to date, net of the increase in accumulated other comprehensive loss from change in investment market value. There were no first quarter share repurchases.

The acquisition of New Windsor resulted in 938,360 new ACNB shares of common stock issued to the New Windsor shareholders valued at $28,620,000 in 2017. The acquisition of FCBI resulted in 1,590,547 new ACNB shares of common stock issued to the FCBI shareholders valued at $57,721,000.

Since year end 2021 a $21,359,000 increase in accumulated other comprehensive loss was primarily a result of a net decrease in the fair value of the investment portfolio from the first quarter increase in market rates and to a much lesser extent changes in the net funded position of the defined benefit pension plan. Other comprehensive income or loss is mainly caused by fixed-rate investment securities gaining or losing value in different interest rate environments and changes in the net funded position of the defined benefit pension plan.  There was no cash losses taken and changes in market value do not affect regulatory capital or net income.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared.
During the first three months of 2022, ACNB earned $6,599,000 and paid dividends of $2,257,000 for a dividend payout ratio of 34.2%. During the first three months of 2021, ACNB earned $7,471,000 and paid dividends of $2,177,000 for a dividend payout ratio of 29.1%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2022, 5,587 shares were issued under this plan with proceeds in the amount of $183,000.

Year-to-date March 31, 2021, 5,627 shares were issued under this plan with proceeds in the amount of $(181,000). Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of March 31, 2022, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of March 31, 2022, 57,822 shares were issued under this plan and 516,233 shares were available for grant. Proceeds are used for general corporate purposes.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 54,071 shares purchased under this plan as of December 31, 2021. There were no shares purchased under the plan during the quarter ended March 31, 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average assets. Management believes, as of March 31, 2022, and December 31, 2021, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of March 31, 2022, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework on March 31, 2022.

The banking subsidiary’s capital ratios are as follows:

	March 31, 2022	December 31, 2021	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.20%	8.81%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	15.98%	16.32%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.98%	16.32%	8.00%
Total risk-based capital ratio	17.20%	17.57%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At March 31, 2022, ACNB’s banking subsidiary had a borrowing capacity of approximately $799,000,000 from the FHLB, of which $776,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $576,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $30,028,000 and $35,202,000 at March 31, 2022, and December 31, 2021, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short- and long-term cash requirements from known contractual and other obligations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2022, the Corporation had unfunded outstanding commitments to extend credit of approximately $431,938,000 and outstanding standby letters of credit of approximately $9,672,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

With the combination of the two organizations, ACNB Corporation, on a consolidated basis, has approximately $2.7 billion in assets, $2.4 billion in deposits, and $1.5 billion in loans with 31 community banking offices and three loan offices located in the counties of Adams, Cumberland, Franklin, Lancaster and York in Pennsylvania and the counties of Baltimore, Carroll and Frederick in Maryland. Further discussion of the risk factors involved with the merger of FCBI into the Corporation can be found in Part II, Item 1A – Risk Factors.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2021. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2022, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There are no material changes in risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2022, there were 25,945 shares of common stock granted as restricted stock awards under this plan to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2022, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2022, there were 220,082 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2022, there were 57,822 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 516,233. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 54,071 treasury shares purchased under this plan during the quarter ended March 31, 2022.

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

Exhibit 10.16
ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022.)

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

Exhibit 10.24
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2020. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.)

Exhibit 10.25
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of March 15, 2022. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.)

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

Exhibit 10.31
Employment Agreement by and among ACNB Corporation, ACNB Bank and Jason H. Weber dated as of January 31, 2022. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, filed with the Commission on February 4, 2022. )

Exhibit 18
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

ACNB CORPORATION (Registrant)

Date:	April 29, 2022	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ David W. Cathell
David W. Cathell
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)