Form 10-Q
period 2022-06-30
ACNB CORP
filed 2022-08-05
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares of the Registrant’s Common Stock outstanding on August 5, 2022, was 8,526,618.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2022	June 30, 2021	December 31, 2021

ASSETS

Cash and due from banks	$23,716	$23,371	$14,912
Interest bearing deposits with banks	371,898	569,495	695,219

Total Cash and Cash Equivalents	395,614	592,866	710,131

Equity securities with readily determinable fair values	2,352	2,547	2,609
Debt securities available for sale	529,407	385,834	437,098
Securities held to maturity, fair value $61,542; $8,452; $6,652	66,329	8,139	6,454
Loans held for sale	445	2,667	2,193
Loans, net of allowance for loan losses $18,943; $20,207; $19,033	1,490,849	1,537,569	1,449,394
Assets held for sale	—	—	1,093
Premises and equipment, net	30,564	31,960	30,980
Right of use assets	3,026	3,561	3,270
Restricted investment in bank stocks	1,649	2,889	2,303
Investment in bank-owned life insurance	64,950	64,111	64,261
Investments in low-income housing partnerships	1,191	1,317	1,254
Goodwill	44,771	42,108	42,108
Intangible assets, net	10,539	6,672	6,101
Other assets	41,476	26,280	27,738

Total Assets	$2,683,162	$2,708,520	$2,786,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$583,899	$620,237	$623,360
Interest bearing	1,779,874	1,717,798	1,803,029

Total Deposits	2,363,773	2,338,035	2,426,389

Short-term borrowings	28,959	29,758	35,202
Long-term borrowings	24,650	54,700	34,700
Lease liabilities	3,026	3,561	3,270
Other liabilities	15,722	16,100	15,312

Total Liabilities	2,436,130	2,442,154	2,514,873

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,828,931, 8,783,948 and 8,795,877 shares issued; 8,624,035, 8,721,348 and 8,679,206 shares outstanding	22,061	21,948	21,978
Treasury stock, at cost; 204,896, 62,600 and 116,671 shares	(5,150)	(728)	(2,245)
Additional paid-in capital	95,701	94,378	94,688
Retained earnings	177,946	159,821	167,238
Accumulated other comprehensive loss	(43,526)	(9,053)	(9,545)

Total Stockholders’ Equity	247,032	266,366	272,114

Total Liabilities and Stockholders’ Equity	$2,683,162	$2,708,520	$2,786,987
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2022	2021	2022	2021

INTEREST AND DIVIDEND INCOME
Loans, including fees	$16,770	$18,948	$32,860	$36,746
Securities:
Taxable	2,722	1,383	4,272	2,667
Tax-exempt	289	129	429	264
Dividends	24	42	59	103
Other	891	131	1,153	223
Total Interest Income	20,696	20,633	38,773	40,003
INTEREST EXPENSE
Deposits	646	1,290	1,384	2,944
Short-term borrowings	20	7	37	17
Long-term borrowings	226	767	495	1,148
Total Interest Expense	892	2,064	1,916	4,109
Net Interest Income	19,804	18,569	36,857	35,894

PROVISION FOR LOAN LOSSES	—	—	—	50

Net Interest Income after Provision for Loan Losses	19,804	18,569	36,857	35,844
OTHER INCOME
Commissions from insurance sales	2,808	1,853	4,008	3,236
Service charges on deposit accounts	1,006	754	1,964	1,528
Income from fiduciary, investment management and brokerage activities	816	823	1,626	1,526
Income from mortgage loans held for sale	145	914	426	2,197
Earnings on investment in bank-owned life insurance	363	372	690	710
Net (losses) gains on equity securities	(148)	12	(257)	377
Service charges on ATM and debit card transactions	865	896	1,618	1,674
Other	221	332	460	621
Total Other Income	6,076	5,956	10,535	11,869
OTHER EXPENSES
Salaries and employee benefits	9,314	8,670	16,873	17,338
Net occupancy	939	905	2,098	2,072
Equipment	1,527	1,311	3,045	2,602
Other tax	402	391	818	784
Professional services	430	244	739	468
Supplies and postage	195	178	376	341
Marketing and corporate relations	67	62	170	139
FDIC and regulatory	264	226	535	458
Intangible assets amortization	389	297	698	593
Foreclosed real estate income	—	(1)	—	(2)
Other operating	1,479	1,448	2,936	2,725
Total Other Expenses	15,006	13,731	28,288	27,518
Income before Income Taxes	10,874	10,794	19,104	20,195
PROVISION FOR INCOME TAXES	2,244	2,286	3,875	4,216
Net Income	$8,630	$8,508	$15,229	$15,979
PER SHARE DATA
Basic earnings	$0.99	$0.98	$1.75	$1.83
Cash dividends declared	$0.26	$0.27	$0.52	$0.52
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021

NET INCOME	$8,630	$8,508	$15,229	$15,979

OTHER COMPREHENSIVE INCOME

SECURITIES
Available for sale securities
Unrealized (losses) gains arising during the period, net of income taxes of $(3,630), $622, $(9,758) and $1,116, respectively	(12,701)	2,176	(34,139)	(3,903)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of income taxes of $1,072, $0, $1,072, and $0, respectively	3,752	—	3,752	—

Held to maturity securities
Unrealized holding losses on securities transferred to held to maturity, net of income taxes of $(1,072), $0, $(1,072), and $0, respectively	(3,752)	—	(3,752)	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $22, $70, $45 and $140, respectively (A) (B)	79	244	158	488

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(12,622)	2,420	(33,981)	(3,415)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(3,992)	$10,928	$(18,752)	$12,564

The accompanying notes are an integral part of the consolidated financial statements.

(A) Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(B) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2022 and 2021

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (22,235 shares)	56	—	430	—	—	486
Restricted stock compensation expense	—	—	243	—	—	243
Cash dividends declared ($0.26 per share)	—	—	—	(2,257)	—	(2,257)
BALANCE – MARCH 31, 2022	22,048	(2,245)	95,530	171,580	(30,904)	256,009
Net income	—	—	—	8,630	—	8,630
Other comprehensive loss, net of taxes	—	—	—	—	(12,622)	(12,622)
Common stock shares issued (5,532 shares)	13	—	171	—	—	184
Repurchased shares (88,225 shares)	—	(2,905)	—	—	—	(2,905)
Cash dividends declared ($0.26 per share)	—	—	—	(2,264)	—	(2,264)
BALANCE – JUNE 30, 2022	$22,061	$(5,150)	$95,701	$177,946	$(43,526)	$247,032

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	7,471	—	7,471
Other comprehensive loss, net of taxes	—	—	—	—	(5,835)	(5,835)
Common stock shares issued (5,627 shares)	14	—	(195)	—	—	(181)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared ($0.25 per share)	—	—	—	(2,177)	—	(2,177)
BALANCE – MARCH 31, 2021	21,932	(728)	94,215	153,666	(11,473)	257,612
Net income	—	—	—	8,508	—	8,508
Other comprehensive income, net of taxes	—	—	—	—	2,420	2,420
Common stock shares issued (6,328 shares)	16	—	163	—	—	179
Cash dividends declared ($0.27 per share)	—	—	—	(2,353)	—	(2,353)
BALANCE – JUNE 30, 2021	$21,948	$(728)	$94,378	$159,821	$(9,053)	$266,366
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,229	$15,979
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(426)	(2,197)
Gain on sales of foreclosed assets held for resale, including writedowns	—	—
Earnings on investment in bank-owned life insurance	(690)	(710)
Loss (Gain) on equity securities	257	(377)
Restricted stock compensation expense	243	362
Depreciation and amortization	1,834	1,728
Provision for loan losses	—	50
Net amortization of investment securities premiums	1,140	884
(Increase) Decrease in accrued interest receivable	(518)	1,040
Decrease in accrued interest payable	(56)	(727)
Mortgage loans originated for sale	(23,470)	(75,974)
Proceeds from sales of loans originated for sale	25,644	86,538
Increase in other assets	(4,442)	(2,699)
Decrease (Increase) in deferred tax expense	1,243	(56)
Increase in other liabilities	426	1,327
Net Cash Provided by Operating Activities	16,414	25,168
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	1,907	2,155
Proceeds from maturities of investment securities available for sale	27,950	51,270
Purchase of investment securities available for sale	(204,874)	(105,289)
Purchase of investment securities held to maturity	(22,204)	—
Redemption of restricted investment in bank stocks	654	53
Net (increase) decrease in loans	(41,455)	79,939
Acquisition of insurance agency	(7,800)	—
Capital expenditures	(720)	(253)
Proceeds from sales of premises and equipment	1,093	212
Net Cash (Used in) Provided by Investing Activities	(245,449)	28,087
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits	(39,461)	63,571
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(23,155)	88,939
Net decrease in short-term borrowings	(6,243)	(8,706)
Proceeds from long-term borrowings	1,500	15,000
Repayments on long-term borrowings	(11,550)	(14,045)
Dividends paid	(4,521)	(4,530)
Common stock repurchased	(2,905)	—
Common stock issued	853	30
Net Cash (Used in) Provided by Financing Activities	(85,482)	140,259
Net (Decrease) Increase in Cash and Cash Equivalents	(314,517)	193,514
CASH AND CASH EQUIVALENTS — BEGINNING	710,131	399,352
CASH AND CASH EQUIVALENTS — ENDING	$395,614	$592,866
Supplemental disclosures of cash flow information
Interest paid	$1,972	$4,836
Income taxes paid	$2,450	$5,000
Non-cash investing activities
Investments transferred from available for sale to held to maturity	$39,683	$—
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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2021 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2022. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

Transfers of Investment Securities from Available for Sale to Held to Maturity

Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining expected life of the security.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2022, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on
8,695,133 and 8,713,243 weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, respectively, and 8,705,994 and 8,716,063 for the three months ended June 30, 2022 and 2021, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of June 30, 2022, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2022, 57,822 shares were issued under this plan, of which 29,432 were fully vested, 13,567 vested during the quarter, and the remaining 14,823 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $116,000 and $27,000 of compensation expenses related to the grants were recognized during the three months ended June 30, 2022 and 2021, respectively. $358,000 and $55,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2022 and 2021, respectively.

3.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Service cost	$194	$220	$388	$440
Interest cost	263	236	526	472
Expected return on plan assets	(784)	(704)	(1,568)	(1,408)
Amortization of net loss	101	314	203	628

Net Periodic Benefit (Income) Expense	$(226)	$66	$(451)	$132

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2021, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2022. As of June 30, 2022, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 346 active, vested, terminated and retired persons in the plan.

4.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $9,310,000 in standby letters of credit as of June 30, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2022, for guarantees under standby letters of credit issued is not material.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
BALANCE — JUNE 30, 2022	$(37,613)	$(5,913)	$(43,526)
BALANCE — DECEMBER 31, 2021	$(3,474)	$(6,071)	$(9,545)
BALANCE — JUNE 30, 2021	$742	$(9,795)	$(9,053)

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

Segment information for the six month periods ended June 30, 2022 and 2021, is as follows:

In thousands	Banking	Insurance	Total
2022
Net interest income and other income from external customers	$43,384	$4,008	$47,392
Income before income taxes	18,162	942	19,104
Total assets	2,663,184	19,978	2,683,162
Capital expenditures	703	17	720

2021
Net interest income and other income from external customers	$44,554	$3,209	$47,763
Income before income taxes	19,427	768	20,195
Total assets	2,695,978	12,542	2,708,520
Capital expenditures	253	—	253

Segment information for the three month periods ended June 30, 2022 and 2021, is as follows:

In thousands	Banking	Insurance	Total
2022
Net interest income and other income from external customers	$23,072	$2,808	$25,880
Income before income taxes	9,806	1,068	10,874
Total assets	2,663,184	19,978	2,683,162
Capital expenditures	383	6	389

2021
Net interest income and other income from external customers	$22,688	$1,837	$24,525
Income before income taxes	10,242	552	10,794
Total assets	2,695,978	12,542	2,708,520
Capital expenditures	177	—	177

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

The Corporation reassessed classification of certain investments and effective April 1, 2022, the Corporation transferred $39.7 million of state and municipal securities from available for sale to held to maturity securities. The transfer occurred at fair value. The related unrealized loss of $4.8 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

Amortized cost and fair value of securities at June 30, 2022, and December 31, 2021, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2022
U.S. Government and agencies	$252,445	$7	$23,201	$229,251
Mortgage-backed securities	303,662	62	19,678	284,046
State and municipal	—	—	—	—
Corporate bonds	16,841	—	731	16,110
	$572,948	$69	$43,610	$529,407

DECEMBER 31, 2021
U.S. Government and agencies	$249,463	$503	$4,925	$245,041
Mortgage-backed securities, residential	133,697	1,562	1,763	133,496
State and municipal	44,547	315	251	44,611
Corporate bonds	13,858	164	72	13,950
	$441,565	$2,544	$7,011	$437,098

SECURITIES HELD TO MATURITY

JUNE 30, 2022
State and municipal	$61,082	$—	$4,685	$56,397
Mortgage-backed securities	5,247	4	106	5,145
	$66,329	$4	$4,791	$61,542
DECEMBER 31, 2021
Mortgage-backed securities, residential	$6,454	$198	$—	$6,652
	$6,454	$198	$—	$6,652

Fair value of equity securities with readily determinable fair values at June 30, 2022 and December 31, 2021, are as follows:

In thousands	Fair Value at January 1, 2022	Unrealized Gains	Unrealized Losses	Fair Value at June 30, 2022
JUNE 30, 2022
CRA Mutual Fund	$1,036	$—	$61	$975
Stock in other banks	1,573	—	196	1,377
	$2,609	$—	$257	$2,352

In thousands	Fair Value at January 1, 2021	Unrealized Gains	Unrealized Losses	Fair Value at December 31, 2021
DECEMBER 31, 2021
CRA Mutual Fund	$1,065	$—	$29	$1,036
Stock in other banks	1,105	468	—	1,573
	$2,170	$468	$29	$2,609

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022, and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

JUNE 30, 2022
U.S. Government and agencies	$128,926	$9,596	$92,320	$13,605	$221,246	$23,201
Mortgage-backed securities	231,914	13,565	40,186	6,113	272,100	19,678
Corporate bond	11,556	530	3,804	201	15,360	731
	$372,396	$23,691	$136,310	$19,919	$508,706	$43,610

DECEMBER 31, 2021
U.S. Government and agencies	$177,107	$3,537	$34,297	$1,388	$211,404	$4,925
Mortgage-backed securities, residential	77,969	1,495	7,727	268	85,696	1,763
State and municipal	20,289	224	2,123	27	22,412	251
Corporate bond	5,790	72	—	—	5,790	72
	$281,155	$5,328	$44,147	$1,683	$325,302	$7,011

SECURITIES HELD TO MATURITY

JUNE 30, 2022
State and municipal	$48,969	$4,025	$7,008	$660	$55,977	$4,685
Mortgage-backed securities	4,904	106	—	—	4,904	106
	$53,873	$4,131	$7,008	$660	$60,881	$4,791

DECEMBER 31, 2021
Mortgage-backed securities, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

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

Management routinely sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At June 30, 2022, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at June 30, 2022, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$16,003	$15,975	$136	$135
Over 1 year through 5 years	128,797	119,622	657	651
Over 5 years through 10 years	119,340	105,180	13,035	12,432
Over 10 years	5,146	4,584	47,254	43,179
Mortgage-backed securities	303,662	284,046	5,247	5,145
	$572,948	$529,407	$66,329	$61,542

The Corporation did not sell any securities available for sale during 2022 or 2021.

At June 30, 2022, and December 31, 2021, securities with a carrying value of $307,709,000 and $353,989,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

Over the life of the acquired ASC 310-30 loan, the Corporation continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of June 30, 2022, and December 31, 2021:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
JUNE 30, 2022
Originated Loans
Commercial and industrial	$141,153	$3,725	$1,411	$—	$146,289
Commercial real estate	571,148	39,297	7,277	—	617,722
Commercial real estate construction	61,856	1,538	—	—	63,394
Residential mortgage	304,929	3,865	73	—	308,867
Home equity lines of credit	66,821	556	—	—	67,377
Consumer	12,388	—	—	—	12,388
Total Originated Loans	1,158,295	48,981	8,761	—	1,216,037
Acquired Loans
Commercial and industrial	29,428	1,390	8	—	30,826
Commercial real estate	188,322	9,346	2,727	—	200,395
Commercial real estate construction	3,917	1,809	—	—	5,726
Residential mortgage	34,808	3,968	832	—	39,608
Home equity lines of credit	15,652	37	523	—	16,212
Consumer	988	—	—	—	988
Total Acquired Loans	273,115	16,550	4,090	—	293,755
Total Loans
Commercial and industrial	170,581	5,115	1,419	—	177,115
Commercial real estate	759,470	48,643	10,004	—	818,117
Commercial real estate construction	65,773	3,347	—	—	69,120
Residential mortgage	339,737	7,833	905	—	348,475
Home equity lines of credit	82,473	593	523	—	83,589
Consumer	13,376	—	—	—	13,376
Total Loans	$1,431,410	$65,531	$12,851	$—	$1,509,792

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
DECEMBER 31, 2021
Originated Loans
Commercial and industrial	$139,908	$5,549	$2,056	$—	$147,513
Commercial real estate	500,978	56,462	8,658	—	566,098
Commercial real estate construction	41,002	1,659	—	—	42,661
Residential mortgage	299,041	4,961	75	—	304,077
Home equity lines of credit	74,094	883	—	—	74,977
Consumer	9,708	—	—	—	9,708
Total Originated Loans	1,064,731	69,514	10,789	—	1,145,034
Acquired Loans
Commercial and industrial	29,728	1,555	771	—	32,054
Commercial real estate	207,937	11,596	624	—	220,157
Commercial real estate construction	5,228	2,111	—	—	7,339
Residential mortgage	39,378	4,175	1,495	—	45,048
Home equity lines of credit	17,491	37	257	—	17,785
Consumer	997	—	13	—	1,010
Total Acquired Loans	300,759	19,474	3,160	—	323,393
Total Loans
Commercial and industrial	169,636	7,104	2,827	—	179,567
Commercial real estate	708,915	68,058	9,282	—	786,255
Commercial real estate construction	46,230	3,770	—	—	50,000
Residential mortgage	338,419	9,136	1,570	—	349,125
Home equity lines of credit	91,585	920	257	—	92,762
Consumer	10,705	—	13	—	10,718
Total Loans	$1,365,490	$88,988	$13,949	$—	$1,468,427

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Balance at beginning of period	$435	$596
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	—	44
Accretion to loan interest income	(208)	(212)
Balance at end of period	$227	$428

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

The following table summarizes information relative to impaired loans by loan portfolio class as of June 30, 2022, and December 31, 2021:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
JUNE 30, 2022
Commercial and industrial	$894	$894	$742	$1	$1
Commercial real estate	1,306	1,306	832	5,694	5,694
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,200	$2,200	$1,574	$5,695	$5,695

DECEMBER 31, 2021
Commercial and industrial	$1,005	$1,005	$855	$482	$1,452
Commercial real estate	1,311	1,311	600	6,265	6,265
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,316	$2,316	$1,455	$6,747	$7,717

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended June 30, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2022
Commercial and industrial	$923	$—	$6	$—
Commercial real estate	1,308	—	5,645	276
Commercial real estate construction	—	—	109	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$2,231	$—	$5,760	$276

JUNE 30, 2021
Commercial and industrial	$2,687	$—	$—	$—
Commercial real estate	1,507	—	6,625	60
Commercial real estate construction	—	—	126	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	—	—
	$4,194	$—	$6,852	$60

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the six months ended June 30, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
JUNE 30, 2022
Commercial and industrial	$1,111	$—	$4	$—
Commercial real estate	1,309	—	5,814	328
Commercial real estate construction	—	—	110	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$2,420	$—	$5,928	$328

JUNE 30, 2021
Commercial and industrial	$2,468	$—	$—	$—
Commercial real estate	1,572	—	6,670	114
Commercial real estate construction	—	—	127	—
Residential mortgage	—	—	101	—
Home equity lines of credit	—	—	—	—
	$4,040	$—	$6,898	$114

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of June 30, 2022, and December 31, 2021, the table below excludes $3.7 million and $4.6 million, respectively, in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	June 30, 2022	December 31, 2021
Commercial and industrial	$895	$1,487
Commercial real estate	3,483	4,002
Commercial real estate construction	—	—
Residential mortgage	—	—
Home equity lines of credit	—	—
	$4,378	$5,489

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and six months ended June 30, 2022 and 2021. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,517,000 and $3,722,000 at June 30, 2022 and June 30, 2021, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at June 30, 2022 and June 30, 2021, were $0 and $95,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructuring at June 30, 2022 and June 30, 2021, which totaled $3,517,000 and $3,627,000, respectively. As of June 30, 2022 and 2021, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and six months ended June 30, 2022 and 2021. All other troubled debt restructured loans were current as of June 30, 2022, with respect to their associated forbearance agreement, except for one loan which has had periodic late payments. As of June 30, 2022, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2022 and December 31, 2021, totaled $696,000 and $399,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2022, and December 31, 2021:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
JUNE 30, 2022
Originated Loans
Commercial and industrial	$14	$—	$164	$178	$146,111	$146,289	$—
Commercial real estate	—	—	194	194	617,528	617,722	—
Commercial real estate construction	—	—	—	—	63,394	63,394	—
Residential mortgage	477	268	431	1,176	307,691	308,867	431
Home equity lines of credit	252	36	99	387	66,990	67,377	99
Consumer	112	35	16	163	12,225	12,388	16
Total originated loans	855	339	904	2,098	1,213,939	1,216,037	546
Acquired Loans
Commercial and industrial	95	60	—	155	30,671	30,826	—
Commercial real estate	—	—	2,113	2,113	198,282	200,395	—
Commercial real estate construction	—	—	—	—	5,726	5,726	—
Residential mortgage	—	458	294	752	38,856	39,608	294
Home equity lines of credit	—	397	8	405	15,807	16,212	8
Consumer	—	—	—	—	988	988	—
Total acquired loans	95	915	2,415	3,425	290,330	293,755	302
Total Loans
Commercial and industrial	109	60	164	333	176,782	177,115	—
Commercial real estate	—	—	2,307	2,307	815,810	818,117	—
Commercial real estate construction	—	—	—	—	69,120	69,120	—
Residential mortgage	477	726	725	1,928	346,547	348,475	725
Home equity lines of credit	252	433	107	792	82,797	83,589	107
Consumer	112	35	16	163	13,213	13,376	16
Total Loans	$950	$1,254	$3,319	$5,523	$1,504,269	$1,509,792	$848

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
DECEMBER 31, 2021
Originated Loans
Commercial and industrial	$20	$64	$1,397	$1,481	$146,032	$147,513	$—
Commercial real estate	—	—	2,483	2,483	563,615	566,098	—
Commercial real estate construction	—	—	—	—	42,661	42,661	—
Residential mortgage	970	140	475	1,585	302,492	304,077	475
Home equity lines of credit	239	42	255	536	74,441	74,977	255
Consumer	84	58	—	142	9,566	9,708	—
Total originated loans	1,313	304	4,610	6,227	1,138,807	1,145,034	730
Acquired Loans
Commercial and industrial	—	—	—	—	32,054	32,054	—
Commercial real estate	—	270	—	270	219,887	220,157	—
Commercial real estate construction	—	—	—	—	7,339	7,339	—
Residential mortgage	210	950	—	1,160	43,888	45,048	—
Home equity lines of credit	1,156	—	—	1,156	16,629	17,785	—
Consumer	—	—	—	—	1,010	1,010	—
Total acquired loans	1,366	1,220	—	2,586	320,807	323,393	—
Total Loans
Commercial and industrial	20	64	1,397	1,481	178,086	179,567	—
Commercial real estate	—	270	2,483	2,753	783,502	786,255	—
Commercial real estate construction	—	—	—	—	50,000	50,000	—
Residential mortgage	1,180	1,090	475	2,745	346,380	349,125	475
Home equity lines of credit	1,395	42	255	1,692	91,070	92,762	255
Consumer	84	58	—	142	10,576	10,718	—
Total Loans	$2,679	$1,524	$4,610	$8,813	$1,459,614	$1,468,427	$730

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2022
Allowance for Loan Losses
Beginning balance - April 1, 2022	$3,280	$10,625	$666	$3,082	$426	$385	$499	$18,963
Charge-offs	(34)	—	—	(3)	—	(1)	—	(38)
Recoveries	5	—	—	5	—	8	—	18
Provisions (credits)	(135)	214	152	115	(30)	35	(351)	—
Ending balance - June 30, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943

Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(97)	—	—	(3)	—	(20)	—	(120)
Recoveries	15	—	—	5	—	10	—	30
Provisions (credits)	22	123	202	(38)	(105)	29	(233)	—
Ending balance - June 30, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943
Ending balance: individually evaluated for impairment	$742	$832	$—	$—	$—	$—	$—	$1,574
Ending balance: collectively evaluated for impairment	$2,374	$10,007	$818	$3,199	$396	$427	$148	$17,369

Loans Receivable
Ending balance	$177,115	$818,117	$69,120	$348,475	$83,589	$13,376	$—	$1,509,792
Ending balance: individually evaluated for impairment	$895	$7,000	$—	$—	$—	$—	$—	$7,895
Ending balance: collectively evaluated for impairment	$176,220	$811,117	$69,120	$348,475	$83,589	$13,376	$—	$1,501,897

AS OF AND FOR THE PERIOD ENDED JUNE 30, 2021
Allowance for Loan Losses
Beginning balance - April 1, 2021	$4,503	$9,540	$543	$3,366	$629	$608	$1,048	$20,237
Charge-offs	(14)	—	—	—	—	(26)	—	(40)
Recoveries	8	—	—	—	—	2	—	10
Provisions (credits)	133	587	(86)	(390)	(56)	(123)	(65)	—
Ending balance - June 30, 2021	$4,630	$10,127	$457	$2,976	$573	$461	$983	$20,207

Beginning balance - January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(32)	—	—	—	—	(63)	—	(95)
Recoveries	16	—	—	—	—	10	—	26
Provisions (credits)	609	558	(46)	(419)	(120)	(134)	(398)	50
Ending balance - June 30, 2021	$4,630	$10,127	$457	$2,976	$573	$461	$983	$20,207
Ending balance: individually evaluated for impairment	$1,873	$522	$—	$—	$—	$—	$—	$2,395
Ending balance: collectively evaluated for impairment	$2,757	$9,605	$457	$2,976	$573	$461	$983	$17,812

Loans Receivable
Ending balance	$272,539	$778,310	$42,659	$357,422	$94,824	$12,022	$—	$1,557,776
Ending balance: individually evaluated for impairment	$2,635	$8,011	$—	$101	$—	$—	$—	$10,747
Ending balance: collectively evaluated for impairment	$269,904	$770,299	$42,659	$357,321	$94,824	$12,022	$—	$1,547,029

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2021
Allowance for Loan Losses
Ending balance	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Ending balance: individually evaluated for impairment	$855	$600	$—	$—	$—	$—	$—	$1,455
Ending balance: collectively evaluated for impairment	$2,321	$10,116	$616	$3,235	$501	$408	$381	$17,578

Loans Receivable
Ending balance	$179,567	$786,255	$50,000	$349,125	$92,762	$10,718	$—	$1,468,427
Ending balance: individually evaluated for impairment	$1,487	$7,576	$—	$—	$—	$—	$—	$9,063
Ending balance: collectively evaluated for impairment	$178,080	$778,679	$50,000	$349,125	$92,762	$10,718	$—	$1,459,364

Loan Modifications/Troubled Debt Restructurings/COVID-19

The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers.

As of June 30, 2022, the Corporation had closed and funded 2,217 Paycheck Protection Program (PPP) loans totaling $223,036,703, resulting in approximately $9.5 million in total fee income. Of this fee income amount, $2,875,000, before costs, was recognized in 2020 and another $5,627,000, before costs, was recognized in 2021 as an adjustment to interest income yield, and $482,000 and $950,000, before costs, was recognized during the three and six months ended June 30, 2022, respectively, with the remainder to be recognized in future quarters as an adjustment to interest income yield. At June 30, 2022, there was an outstanding balance of $242,000 in PPP loans as a result of forgiveness and repayments to date. Currently the Corporation is assisting the remainder of PPP customers with the processing of applications for loan forgiveness through the SBA.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at June 30, 2022, and December 31, 2021, are as follows:

		June 30, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$229,251	$—	$229,251	$—
Mortgage-backed securities, residential		284,046	—	284,046	—
State and municipal		—	—	—	—
Corporate bonds		16,110	—	16,110	—
Total securities available for sale	Recurring	$529,407	$—	$529,407	$—
Equity securities with readily determinable fair values	Recurring	$2,352	$2,352		$—
Collateral dependent impaired loans	Nonrecurring	$4,143	$—	$—	$4,143

		December 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$245,041	$—	$245,041	$—
Mortgage-backed securities, residential		133,496	—	133,496	—
State and municipal		44,611	—	44,611	—
Corporate bonds		13,950	—	13,950	—
Total securities available for sale	Recurring	$437,098	$—	$437,098	$—
Equity securities with readily determinable fair values	Recurring	$2,609	$2,609	$—	$—
Collateral dependent impaired loans	Nonrecurring	$5,275	$—	$—	$5,275

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2022
Impaired loans	$4,143	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(55)%

December 31, 2021
Impaired loans	$5,275	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(50)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2022:

	June 30, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,716	$23,716	$8,386	$15,330	$—
Interest-bearing deposits in banks	371,898	371,898	371,898	—	—
Equity securities available for sale	2,352	2,352	2,352	—	—
Investment securities available for sale	529,407	529,407	—	529,407	—
Investment securities held to maturity	66,329	61,542	—	61,542	—
Loans held for sale	445	445	—	445	—
Loans, less allowance for loan losses	1,490,849	1,428,428	—	—	1,428,428
Accrued interest receivable	6,038	6,038	—	6,038	—
Restricted investment in bank stocks	1,649	1,649	—	1,649	—

Financial liabilities:
Demand deposits and savings	2,008,446	2,008,446	—	2,008,446	—
Time deposits	355,327	340,962	—	340,962	—
Short-term borrowings	28,959	28,959	—	28,959	—
Long-term borrowings	3,650	3,650	—	3,650	—
Trust preferred subordinated debt	21,000	19,469	—	19,469	—
Accrued interest payable	53	53	—	53	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of June 30, 2022, and December 31, 2021:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2022
Repurchase agreements
Commercial customers and government entities	(a)	$28,959	$—	$28,959	$(28,959)	$—	$—

December 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

(a) As of June 30, 2022, and December 31, 2021, the fair value of securities pledged in connection with repurchase agreements was $40,097,000 and $46,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2022:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$28,959	$—	$—	$—	$28,959
Total	$28,959	$—	$—	$—	$28,959

11.    Borrowings

The Corporation had long-term debt outstanding as follows:

In thousands	June 30, 2022	December 31, 2021
FHLB advances	$—	$11,000
Loan payable to local bank	950	—
Loan payable variable rate	2,700	2,700
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	15,000
	$24,650	$34,700

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock.

The loan payable to a local bank has a variable rate of interest with Prime Rate, 4.75% at June 30, 2022, The loan matures in December 2049. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by Frederick County Bancorp, Inc. (FCBI) in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is October 10, 2022, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On June 15, 2022, the most recent interest rate reset date, the interest rate was adjusted to 3.45900% for the period ending September 14, 2022. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

On March 30, 2021, ACNB Corporation (the Company) entered into Subordinated Note Purchase Agreements (Purchase Agreements) with certain institutional accredited investors and qualified institutional buyers (the Purchasers) pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031 (the Notes). The Notes will bear interest at a fixed rate of 4.00% per year, from and including March 30, 2021 to, but excluding, March 31, 2026 or earlier redemption date. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 90-day average Secured Overnight Financing Rate (SOFR) plus 329 basis points. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than the 90-day average SOFR. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Company used the net proceeds it received from the sale of the Notes to retire outstanding debt of the Company, repurchase issued and outstanding shares of the Company, support general corporate purposes, underwrite growth opportunities, create an interest reserve for the Notes, and downstream proceeds to ACNB Bank (the Bank), to be used by the Bank to continue to meet regulatory capital requirements, increase the regulatory lending ability of the Bank, and support the Bank’s organic growth initiatives. The Notes have a stated maturity of March 31, 2031, are redeemable by the Company at its option, in whole or in part, on or after March 30, 2026, and at any time upon the occurrences of certain events.

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

On February 28, 2022, ACNB Insurance Services, Inc. completed its acquisition of Hockley & O’Donnell Insurance Agency, LLC of Gettysburg, Pennsylvania. The acquisition of Hockley & O’Donnell resulted in goodwill of approximately $2,664,000 and generated $4,798,000 in customer list and covenant not to compete intangibles.

Combined goodwill included in the Corporation’s consolidated statement of condition is $44,771,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer list intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods.

Customer lists are amortized over their estimated useful lives which range from eight to fifteen years. ACNB continues to evaluate long lived assets to determine if there are events or conditions that require an impairment test.

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
ACNB Insurance Services, Inc. amortized intangible assets	$15,564	$7,755
New Windsor core deposit intangibles	2,418	1,759
FCBI core deposit intangibles	3,560	1,489

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2022. At June 30, 2022, ACNB cannot project the outcome of the annual analysis, however there are no events or circumstances indicating impairment.

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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities – ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $487,800,000 and $490,800,000 at June 30, 2022 and 2021, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

14. Recently issued but not effective Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (CECL) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, and information systems. The Corporation is completing its data and model validation analyses, with parallel processing of our existing allowance for loan losses model with the CECL model to follow. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the financial condition or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. The Corporation is in the process of evaluating the impact of this standard on the loan portfolio, investment portfolio and long term debt, but believes that its adoption will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation’s current plan is to adopt ASU 2016-13 January 1, 2023 and will simultaneously implement ASU 2022-02.

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

Accounting Standard Codification (ASC) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on ACNB Insurance Services, Inc.’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2021. A qualitative assessment on the Bank’s outstanding goodwill, resulting from the 2017 acquisition of New Windsor Bancorp, Inc. (New Windsor), was performed on the anniversary date of the merger which showed no impairment. Subsequent to that evaluation, ACNB concluded that it would be preferable to evaluate goodwill in the fourth quarter at year-end. This date was preferable from the anniversary date measurement as events happening nearer to year-end could be factored in if necessary. The second evaluation again revealed no impairment and it was agreed to continue to evaluate goodwill for the Bank at or near year-end. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. The Corporation has not identified any such events and, accordingly, has not tested goodwill resulting from the acquisition of New Windsor for impairment during the six months ended June 30, 2022. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.

RESULTS OF OPERATIONS

Quarter ended June 30, 2022, compared to Quarter ended June 30, 2021

Executive Summary

Net income for the three months ended June 30, 2022, was $8,630,000, compared to a net income of $8,508,000 for the second quarter in 2021, an increase of $122,000 or 1.4%. Basic earnings per share for the three months ended June 30, 2022 and 2021, was $0.99 and $0.98, respectively, an 1.0% increase. The increase in net income for the second quarter of 2022 was driven by an increase in net interest income and commissions from insurance sales, as compared to the second quarter of 2021. Net interest income for the quarter ended June 30, 2022 increased $1,235,000, or 6.7%. The increase in net interest income was driven by a higher net interest margin of 8 basis points and higher average earnings assets of $96,303,000. Commissions from insurance sales for the quarter ended June 30, 2022 increased $955,000, or 51.5%, from the comparable quarter of June 30, 2021, driven by the first quarter of 2022 acquisition of Hockley & O’Donnell Agency. The acquisition added $719,000 commissions during the second quarter of 2022. The provision for loan losses was $0 for the quarter ended June 30, 2022, compared to $0 for the same quarter in 2021, based on the adequacy analysis, resulting in an allowance to total loans of 1.25% (1.56% of non-acquired loans) at June 30, 2022. Other income increased $120,000, or 2.0%, driven by increased commissions from insurance sales partially offset by a reduction in fees from selling mortgages into the secondary market.

Other expenses increased $1,275,000, or 9.3%, due, in part, to the acquisition of the Hockley & O’Donnell Agency, general merit increases and additional expenses related to the recruitment process and hiring of the Corporation’s successor Chief Financial Officer.

Net Interest Income

Net interest income totaled $19,804,000 for the three months ended June 30, 2022, compared to $18,569,000 for the same period in 2021, an increase of $1,235,000, or 6.7%. The increase in net interest income was driven by a higher net interest margin of 8 basis points and higher average earnings assets of approximately $96,303,000. The net interest margin increased due to a reduction in interest expense, a change in mix of average earning assets and a general increase in interest rates as a result of the actions taken by the Federal Reserve. Interest expense declined by $1,172,000 for three months ended June 30, 2022 compared to the three months ended June 30, 2021 driven by a reduction in long-term borrowings of $30,050,000 and a reduction in deposit costs. The cost of interest-bearing liabilities declined to 0.15% for the three months ended June 30, 2022 compared to 0.34% for the three months ended June 30, 2021. Average earnings assets grew year-over-year due to growth in investment securities despite a decline in loans outstanding. This was a result of 2021 loan paydowns and payoffs (including Paycheck Protection Program (PPP) loans). Late in the first quarter of 2022, excess cash of approximately $185,000,000 was invested into higher-yielding securities. The new purchases were consistent with the current portfolio and investment policy. PPP fees and purchase accounting accretion totaled $1,011,000 for the three months ended June 30, 2022 compared to $3,035,000 for the three months ended June 30, 2021.

Provision for Loan Losses

The provision for loan losses was $0 in the second quarter of 2022 and $0 in the second quarter of 2021. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the Frederick County Bancorp, Inc. acquisition completed in 2020, which were recorded at fair value as of the acquisition date. Total impaired loans at June 30, 2022 were 12.9% lower when compared to December 31, 2021. Nonaccrual loans decreased by 20.2%, or $1,111,000, since December 31, 2021; all substandard loans decreased by 7.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provision for loan losses for the second quarter of 2022 was $0. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the second quarter of 2022, the Corporation had net charge-offs of $20,000 as compared to net charge-offs of $30,000 for the second quarter of 2021. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $6,076,000 for the three months ended June 30, 2022, up $120,000, or 2.0%, from the second quarter of 2021. Fees from deposit accounts increased by $252,000, or 33.4%, due to modest resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Revenue from ATM and debit card transactions decreased by $31,000 or 3.5%, to $865,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $816,000 for the three months ended June 30, 2022, as compared to $823,000 for the second quarter of 2021, a 0.9% net decrease due to lower asset valuations due to market conditions and lower commission based transaction volume. Earnings on bank-owned life insurance decreased by $9,000, or 2.4%, as a net result of varying crediting rates and administrative cost. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales was up by $955,000, or 51.5%, to $2,808,000 during the three month period due primarily to the acquisition of Hockley & O’Donnell Agency and, to a lesser extent, an increase in contingent commissions during the period. A continuing risk to ACNB Insurance Service, Inc.’s revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as ACNB Insurance Services, Inc. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions vary from prior periods, due to specific claims experienced at ACNB Insurance Services, Inc. and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Contingent commissions were $924,000 for the three months ended June 30, 2022 compared to $388,000 for the three months ended June 30, 2021. See Note 12 for discussion of the insurance book of business purchase on February 28,

2022. Income for sold mortgages included in other income, decreased by $769,000 or 84.1% due to less demand for refinancing in the current much higher rate environment; such demand is rate dependent and therefore volatile. There were no realized gains or losses on sales of securities during the second quarter of 2022 and 2021. A $148,000 net fair value loss was recognized on local bank and CRA-related equity securities during the second quarter of 2022 due to normal variations in market value on publicly-traded local bank stocks, compared to a $12,000 net fair value gain during the second quarter of 2021 when these stocks recovered from pandemic lows. No equity securities were sold in either period. Other income in the three months ended June 30, 2022, was down by $111,000, or 33.4%, to $221,000 due to a variety of other fee income variances.

Other Expenses

Other expenses for the quarter ended June 30, 2022 were $15,006,000, an increase of $1,275,000 or 9.3%, driven by an increase in salaries and benefits. The largest component of other expenses is salaries and employee benefits, which increased by $644,000, or 7.4%, when comparing the second quarter of 2022 to the same period a year ago. Overall, the increase in salaries and employee benefits can be attributed to all or some of the following factors:

•additional expenses related to the recruitment process and hiring of the Corporation’s successor Chief Financial Officer;

•normal merit increases to employees and associated payroll taxes;

•increased organic and inorganic growth initiatives at ACNB Insurance Services, Inc.;

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

•varying cost of 401(k) plan and non-qualified retirement plan benefits; and,

•defined benefit pension expense, which was down by $292,000, or 442.4%, when comparing the three months ended June 30, 2022, to the three months ended June 30, 2021, resulting from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense), return on assets at the latest annual evaluation date due to market conditions and changes in actuarial assumptions reflecting increased longevity.

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

Net occupancy expense increased by $34,000, or 3.8% during the period due to set up cost for a temporary facility pending expected completion of a new office in 2022. Equipment expense increased by $216,000, or 16.5%, due to additional ongoing expenses related to the September 2021 upgrade to a new core application system that was a major step in the Corporation’s Digital Transformation Strategy. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home continues to prove invaluable in the pandemic, but also in attracting a broader talent pool.

Professional services expense totaled $430,000 during the second quarter of 2022, as compared to $244,000 for the same period in 2021, an increase of $186,000, or 76.2%. This category includes expenses related to executive recruiters, legal, corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $67,000 for the second quarter of 2022, or 8.1% higher, as compared to the same period of 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Other tax expense increased by $11,000, or 2.8%, comparing the three months ended June 30, 2022 and 2021, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased during the three months ended June 30, 2022 when compared to the same time period in 2021. Supplies and postage expense increased by 9.6% due to variation in the timing of necessary replenishments. FDIC and regulatory expense increased 16.8% due to variations in asset base. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Intangible amortization increased 31.0% due to the acquisition of the Hockley & O’Donnell Agency. Other operating expenses increased by $31,000, or 2.1%, in the second quarter of 2022, as compared to the second quarter of 2021. Increases included corporate governance, electronic banking and consulting related costs. In addition, other expenses include the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, which added approximately $30,000 to other expenses in the second quarter of 2022 compared to $17,000 in the second quarter of 2021. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures to limit exposure recognizing the value of electronic and other banking channels to customers and the significant revenue generated especially in the debit card arena.

Provision for Income Taxes

The Corporation recognized income taxes of $2,244,000, or 20.6% of pretax income, during the second quarter of 2022, as compared to $2,286,000, or 21.2% of pretax income, during the same period in 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $70,000 for the three months ended June 30, 2022 and 2021.

Six Months ended June 30, 2022, compared to Six Months ended June 30, 2021

Executive Summary

Net income for the six months ended June 30, 2022, was $15,229,000, compared to $15,979,000 for the same six months in 2021, a decrease of $750,000 or 4.7%. Basic earnings per share for the six month period was $1.75 in 2022 and $1.83 in 2021 or a 4.4% decrease over the prior period. The lower net income for the first half of 2022 was primarily a result of lower income from residential mortgage loans sold of $1,771,000. Net interest income for the six months ended June 30, 2022 increased $963,000, or 2.7%, as total interest expense declined more than interest income. PPP fees and purchase accounting accretion totaled $2,071,000 for the six months ended June 30, 2022 compared to $4,868,000 for the six months ended June 30, 2021. Provision for loan losses was $0 for the six months ended June 30, 2022, compared to $50,000 for the same six months in 2021, based on the adequacy analysis, resulting in an allowance to total loans of 1.25% (1.56% of non-acquired loans) at June 30, 2022. Other income decreased $1,334,000, or 11.2%, driven by lower income from residential mortgage loans sold of $1,771,000. Other expenses increased $770,000, or 2.8%, due to a higher expense structure for the new core processing system and higher professional fees. Salaries and benefits decreased largely due to a partial reversal of prior year end incentive accrual as $750,000 in restricted stock was issued in lieu of accrued cash rewards. Restricted stock is accounted for in a prospective expense based on vesting.

Net Interest Income

Net interest income totaled $36,857,000 for the six months ended June 30, 2022, compared to $35,894,000 for the same period in 2021, an increase of $963,000, or 2.7%. Interest income decreased $1,230,000, or 3.1%, driven by a reduction in PPP fees and purchase accounting accretion of $2,797,000. The net interest margin for the first half of 2022 was 2.90%, compared to 2.96% for the same period of 2021. Average earnings assets grew $121,816,000 year-over-year due to growth in investment securities and, to a lesser extent, interest bearing cash despite a decline in loans outstanding due to 2021 loan paydowns and payoffs (including PPP loans). Late in the first quarter of 2022, excess cash of approximately $185,000,000 was invested into higher-yielding securities. The new purchases were consistent with the current portfolio and investment policy.

Provision for Loan Losses

The provision for loan losses was $0 in the first six months of 2022 and $50,000 in the first six months of 2021. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan and lease losses generally does not include the loans acquired from the FCBI acquisition, which were recorded at fair value as of the acquisition dates. Total impaired loans at June 30, 2022 were 12.9% lower compared to December 31, 2021. Nonaccrual loans decreased by 20.2%, or $1,111,000, since December 31, 2021; all substandard loans decreased by 7.9% in that period. Each quarter, the Corporation assesses risk in the loan portfolio and reserve required compared with the balance in the allowance for loan losses and the current evaluation factors. As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provision for loan losses for the first six months of 2022 was $0. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first six months of 2022, the Corporation had net charge-offs of $90,000, as compared to net charge-offs of $69,000 for the first six months of 2021. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $10,535,000 for the six months ended June 30, 2022, down $1,334,000, or 11.2%, from the first six months of 2021. Fees from deposit accounts increased by $436,000, or 28.5%, due to modest resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events such as overdrawing account balances. Revenue from ATM and debit card transactions decreased by $56,000 or 3.3%, to $1,618,000 due to variations in volume and mix. The longer term trend had been increases resulting from consumer desire to use more electronic delivery channels (Internet and mobile applications); however, regulations or legal challenges for large financial institutions may impact industry pricing for such transactions and fees in connection therewith in future periods, the effects of which cannot be currently quantified. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $1,626,000 for the six months ended June 30, 2022, as compared to $1,526,000 for the first six months of 2021, a 6.6% net increase driven by new client acquisition and retention. Earnings on bank-owned life insurance decreased by $20,000, or 2.8%, as a net result of varying crediting rates and administrative cost. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales was up by $772,000, or 23.9%, to $4,008,000 during the period due to the acquisition of Hockley & O’Donnell Agency. A continuing risk to ACNB Insurance Services, Inc.’s revenue is nonrenewal of large commercial accounts and actions by insurance carriers to reduce commissions paid to agencies such as ACNB Insurance Services, Inc. Contingent or extra commission payments from insurance carriers are received in the second quarter of each year. Contingent commissions vary from prior periods, due to specific claims experienced at ACNB Insurance Services, Inc. and trends in the entire insurance marketplace in general. Heightened pressure on commissions is expected to continue in this business line from insurance company actions. Contingent commissions were $999,000 for the six months ended June 30, 2022 compared to $463,000 for the six months ended June 30, 2021. See Note 12 for discussion of the insurance book of business purchase on February 28, 2022. Income for sold mortgages included in other income, decreased by $1,771,000 or 80.6% due to less demand for refinancing in the current much higher rate environment; such demand is rate dependent and therefore volatile. A $257,000 net fair value loss was recognized on local bank and CRA-related equity securities during the first six months of 2022 due to normal variations in market value on publicly-traded local bank stocks, compared to a $377,000 net fair value gain during the first six months of 2021 when these stocks recovered from pandemic lows. No equity securities were sold in either quarter. There were no realized gains or losses on sales of securities during the first six months of 2022 and 2021. Other income in the six months ended June 30, 2022, was down by $161,000, or 25.9%, to $460,000 due to a variety of other fee income variances.

Other Expenses

Other expenses for the six months ended June 30, 2022 were $28,288,000, an increase of $770,000 or 2.8%, driven by increases in professional, equipment and other expenses. Salaries and employee benefits, which is the largest component of other expenses decreased by $465,000, or 2.7%, when comparing the first six months of 2022 to the same period a year ago. The six months ended June 30, 2022 was impacted by a partial reversal of prior year end incentive compensation accrual as $750,000 in restricted stock was issued in lieu of accrued cash awards. Restricted stock is accounted for in a prospective expense based on vesting. Net occupancy expense increased by $26,000, or 1.3% during the period, due to set up costs for a temporary facility pending expected completion of a new office in 2022. Equipment expense increased by $443,000, or 17.0%, due to additional ongoing expenses related to the September 2021 upgrade to a new core processing system that was a major step in the Corporation’s Digital Transformation Strategy. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home continues to prove invaluable in the pandemic, but also in attracting a broader talent pool.

Professional services expense totaled $739,000 during the first six months of 2022, as compared to $468,000 for the same period in 2021, an increase of $271,000, or 57.9%. Professional services includes expenses related to executive recruiters, legal, corporate governance, risk, compliance management and audit engagements, and legal counsel matters in connection with loans. It varies with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $170,000 for the first six months of 2022, or 22.3% higher, as compared to the same period of 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Other tax expense increased by $34,000, or 4.3%, comparing the six months ended June 30, 2022 and 2021, including higher Pennsylvania Bank Shares Tax. The Pennsylvania Bank Shares Tax is a shareholders’ equity-based tax and is subject to increases based on state government parameters and the level of the stockholders’ equity base that increased during the six months ended June 30, 2022 when compared to the same time period in 2021. Supplies and postage expense increased by 10.3% due to variation in the timing of necessary replenishments. FDIC and regulatory expense increased 16.8% due to variations in asset base. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Intangible amortization increased 17.7% on bank acquisition calculations while ACNB Insurance Services, Inc. increased on the books of business purchase. Other operating expenses increased by $211,000, or 7.7%, in the first six months of 2022, as compared to the first six months of 2021. Increases included corporate governance, electronic banking and consulting related costs. In addition, other expenses include the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts and other third-party fraudulent use, which added approximately $131,000 to other expenses in the first six months of 2022 compared to $93,000 in the first six months of 2021. The expense related to reimbursements is unpredictable and varying, but ACNB has policies and procedures in place to limit exposure recognizing the value of electronic and other banking channels to customers and the significant revenue generated especially in the debit card arena.

Provision for Income Taxes

The Corporation recognized income taxes of $3,875,000, or 20.3% of pretax income, during the first six months of 2022, as compared to $4,216,000, or 20.9% of pretax income, during the same period in 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government at below-market rates (an indirect form of taxation), investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $140,000 for the six months ended June 30, 2022 and 2021.

FINANCIAL CONDITION

Assets totaled $2,683,162,000 at June 30, 2022, compared to $2,786,987,000 at December 31, 2021, and $2,708,520,000 at June 30, 2021. Average earning assets during the six months ended June 30, 2022, increased to $2,567,000,000 from $2,445,000,000 during the same period in 2021. Average interest bearing liabilities increased in 2022 to $1,832,000,000 from $1,749,000,000 in 2021.

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

At June 30, 2022, the securities balance included a net unrealized loss on available for sale securities of $37,613,000, net of taxes, on amortized cost of $572,948,000 versus a net unrealized loss of $3,474,000, net of taxes, on amortized cost of $441,565,000 at December 31, 2021, and a net unrealized gain of $742,000, net of taxes, on amortized cost of $384,880,000 at June 30, 2021. The change in fair value of available for sale securities during 2022 was a result of the greater amount of investments in the available for sale portfolio and by a decrease in fair value due to a rise in market interest rates.

At June 30, 2022, the securities balance included held to maturity securities with an amortized cost of $66,329,000 and a fair value of $61,542,000, as compared to an amortized cost of $6,454,000 and a fair value of $6,652,000 at December 31, 2021, and an amortized cost of $8,139,000 and a fair value of $8,452,000 at June 30, 2021. During the six months ending June 30, 2022, approximately $39.7 million of municipal securities were transferred from available for sale to held to maturity to mitigate the unrealized loss on available for sale securities. The held to maturity securities also include U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed.

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

Loans

Loans outstanding decreased by $47,984,000, or 3.1%, at June 30, 2022 from June 30, 2021, and increased by $41,365,000, or 2.8%, from December 31, 2021, to June 30, 2022. The increase in loans year to date is largely attributable to strong loan originations on the commercial and government lending portfolios. Year over year, loan declines was primarily a result of active participation and subsequent payoffs in the PPP loans and a reduction in residential loans. Despite the intense competition in the Corporation’s market areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. Total commercial purpose segments increased $48,530,000, or 4.8%, as compared to December 31, 2021. During this period $18,299,000 of PPP loans paid off. Commercial loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local municipal body. In many cases, these loans are obtained through a bid process with other local and regional banks. These loans are predominantly bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $76,032,000 at June 30, 2022, an increase of 21.0% from $62,823,000 held at the end of 2021; these loans are especially subject to refinancing in certain rate environments. Residential real estate mortgage lending decreased by $9,823,000, or 2.2%, as compared to December 31, 2021. Of the $432,064,000 total in residential mortgage loans at June 30, 2022, $119,341,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.9% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of June 30, 2022, the Corporation had an outstanding balance of $242,000 under the PPP program, net of repayments and forgiveness to date. As of June 30, 2022, the Corporation had originated an aggregate total of 2,217 loans in the amount of $223,036,703 under the PPP. Deferred fee income was approximately $9.5 million, before costs. The Corporation recognized $2,875,000 of PPP fee income during 2020, $5,627,000 during 2021, and $950,000 during the six months ended June 30, 2022. The remaining amount will be recognized in future quarters as an adjustment of interest income yield.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $427,955,000, or 28.3% of total loans, at June 30, 2022. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

•existence and effect of any concentrations of credit and changes in the level of such concentrations; and,

•In 2020, a special allowance was developed to quantify a current expected incurred loss as a result of the COVID-19 crisis. The factor considered the loan mix effects of businesses likely to be harder hit by quarantine closure orders, the relative amount of COVID-19 related modifications requested to date, the estimated regional infection stage and geopolitical factors. A large unknown in this factor is the expected duration of the quarantine period.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2022 and the resulting allowance at June 30, 2022, are appropriate given management’s current analysis of the continuing level of risk in the loan portfolio. Management also believes the unallocated allowance is appropriate. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at June 30, 2022. The amount of the unallocated portion of the allowance was $148,000 at June 30, 2022, as management concluded that the loan portfolio was better reflected in metrics used in the allocated evaluation. Otherwise, the assessment concluded that credit quality was stable, COVID-19 related charge-offs were relatively low and past due loans manageable.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, and with lessened risk from the impact of the COVID-19 crisis. The provision for year-to-date June 30, 2022 and 2021, was $0 and $50,000, respectively. The decrease in the allowance for loan losses as a percentage of total loans of 1.30% at June 30, 2021 to 1.25% at June 30, 2022 was primarily related to the decrease in non-acquired loans, such reduction did not necessarily reduce the risk in the portfolio in direct proportion. More specifically, as total loans decreased from year-end 2021 and the provision expense decreased year over year, the allowance for loan losses was derived with data that most existing impaired credits were, in the opinion of management, adequately collateralized.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result ACNB used the deferral period to develop the proper procedure, data sources and testing for implementation.

The allowance for loan losses at June 30, 2022, was $18,943,000, or 1.25% of total loans (1.56% of non-acquired loans), as compared to $20,207,000, or 1.30% of loans, at June 30, 2021, and $19,033,000, or 1.30% of loans, at December 31, 2021. The decrease from year-end resulted from charge-offs of $90,000 net of recoveries and $0 in provisions, as shown in the table below. In the following discussion, acquired loans from FCBI and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 8 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Six Months Ended June 30, 2022	Year Ended December 31, 2021	Six Months Ended June 30, 2021
Beginning balance – January 1	$19,033	$20,226	$20,226
Provisions charged to operations	—	50	50
Recoveries on charged-off loans	30	75	26
Loans charged-off	(120)	(1,318)	(95)
Ending balance	$18,943	$19,033	$20,207

Loans past due 90 days and still accruing were $848,000 and nonaccrual loans were $4,378,000 as of June 30, 2022. $0 of the nonaccrual balance at June 30, 2022, were in troubled debt restructured loans. $3,517,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $636,000 at June 30, 2021, while nonaccruals were $7,120,000. $95,000 of the nonaccrual balance at June 30, 2021, was in troubled debt restructured loans. $3,627,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $730,000 at December 31, 2021, while nonaccruals were $5,489,000. $63,000 of the nonaccrual balance at December 31, 2021, were in troubled debt restructured loans. $3,574,000 of the impaired loans were accruing troubled debt restructured loans.

Because of the manageable level of nonaccrual and substandard loans in 2022, no addition to the allowance was necessary even with year to date net charge-offs of $90,000.

The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021. In comparison, as of June 30, 2021, the Corporation had eight temporary modifications with principal balances totaling $17,431,231.

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2022, as compared to December 31, 2021, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2022
Owner occupied commercial real estate	5	$3,376	$832	$—	In market	2008 - 2017
Investment/rental residential real estate	1	107	—	—	In market	2016
Commercial and industrial	3	895	742	—	In market	2008 - 2019
Total	9	$4,378	$1,574	$—

December 31, 2021
Owner occupied commercial real estate	7	$3,890	$600	$—	In market	2008 - 2019
Investment/rental residential real estate	1	112	—	—	In market	2016
Commercial and industrial	3	1,487	855	970	In market	2008 - 2019
Total	11	$5,489	$1,455	$970

Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.

All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loan discussed below, for purposes listed in the classifications in the table above.

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at June 30, 2022.

Owner occupied commercial real estate at June 30, 2022, includes five unrelated loan relationships. A $886,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received. Collateral valuation resulted in no specific allocations. Another $807,000 merger-acquired loan relationship for a light manufacturing enterprise which was performing when acquired is working through bankruptcy and has no specific allocation. The other unrelated loans in this category have balances of less than $193,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2008 and 2019 and are business loans impacted by specific borrower credit situations. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

A $1,306,000 (after partial payoff in the third quarter of 2020) 2017-acquired commercial real estate participation loan was added in the fourth quarter of 2019 and has been currently assigned a $831,000 specific allocation at June 30, 2022. The Corporation is currently working through a Sheriff/Trustee sale which is anticipated to settle in the third quarter of 2022.

Investment/rental residential real estate at June 30, 2022, includes one loan relationship (which is deemed to be adequately collateralized) totaling $107,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; this relationship is making principal reductions.

A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $164,000. Liquidation is mostly complete with a specific allocation of $13,000 after a $970,000 third quarter of 2021 charge-off. A related $441,000 owner occupied real estate loan was also in nonaccrual but settled in the first quarter of 2022. An unrelated commercial and industrial loan at June 30, 2022 with a balance of $1,000 (after numerous principal payments) is currently continuing making payments. A third unrelated loan relationship was added in the first quarter 2021 with an outstanding balance of $783,000 and a specific allocation $730,000 due to concerns on collateralization and liens.

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

Premises and Equipment

ACNB valued six buildings acquired from New Windsor at $8,624,000 at July 1, 2017 and five properties acquired from FCBI at $7,514,000 at January 11, 2020. As a part of an ongoing delivery and branch system optimization strategy, two community offices closed in the second quarter of 2021 resulted in a small net gain in 2021. On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. Upon completion of construction of the Upper Adams Office in Fall 2022, the plan is to consolidate operations of the three current ACNB Bank offices in the Upper Adams geography as part of the Bank’s branch optimization strategy and continued endeavors to enhance operational efficiencies.

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

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,363,773,000 as of June 30, 2022. Deposits increased by $25,738,000, or 1.1%, from June 30, 2021, to June 30, 2022, and decreased by $62,616,000, or 2.6%, from December 31, 2021, to June 30, 2022. Deposits increased in the first half of 2022 from the same period in the prior year due to increased balances in a broad base of accounts due primarily to tepid economic activity resulting from the effects of the current economic activity. Since December 31, 2021, the decrease in deposits was due to customers beginning to seek alternative investments as market interest rates rose during the first half of 2022. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trusts, credit unions and larger regional banks. Continued periods where rates rise, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2022, short-term Bank borrowings were $28,959,000, as compared to $35,202,000 at December 31, 2021, and $29,758,000 at June 30, 2021. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2021, repurchase agreement balances were down $6,243,000, or 17.7%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were no short-term FHLB borrowings at June 30, 2022 and 2021, or December 31, 2021. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding of loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $24,650,000 at June 30, 2022, versus $34,700,000 at December 31, 2021, and $54,700,000 at June 30, 2021. Long-term borrowings decreased 54.9% from June 30, 2021 as excess liquidity was used to pay down higher cost funding. ACNB Insurance Services, Inc. borrowed $1.5 million from a local bank in the first quarter of 2022 to fund its book of business purchase. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $247,032,000 at June 30, 2022, compared to $272,114,000 at December 31, 2021, and $266,366,000 at June 30, 2021. Shareholders’ equity decreased in the first six months of 2022 by $25,082,000 primarily due to a net decrease in the fair value of the investment portfolio given rising market rates.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2022, ACNB earned $15,229,000 and paid dividends of $4,521,000 for a dividend payout ratio of 29.7%. During the first six months of 2021, ACNB earned $15,979,000 and paid dividends of $4,530,000 for a dividend payout ratio of 28.3%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2022, 11,119 shares were issued under this plan with proceeds in the amount of $367,000. Year-to-date June 30, 2021, 11,955 shares were issued under this plan with proceeds in the amount of $359,000. Proceeds were used for general corporate purposes.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of June 30, 2022, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. Proceeds are used for general corporate purposes.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of June 30, 2022, 57,822 shares were issued under this plan and 516,233 shares were available for grant. Proceeds are used for general corporate purposes.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 54,071 shares purchased under this plan as of December 31, 2021. There were 88,225 shares purchased under the plan during the quarter ended June 30, 2022.

On June 2, 2022, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act), and shall become effective 30 days after the date of the agreement or on July 5, 2022, and shall terminate, subject to certain other conditions set forth in the agreement, on July 28, 2022. The shares will be purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of June 30, 2022, and December 31, 2021, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of June 30, 2022, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

ACNB Corporation considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework.

The banking subsidiary’s capital ratios are as follows:

	June 30, 2022	December 31, 2021	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.38%	8.81%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	15.89%	16.32%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.89%	16.32%	8.00%
Total risk-based capital ratio	17.09%	17.57%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At June 30, 2022, ACNB’s banking subsidiary had a borrowing capacity of approximately $799,000,000 from the FHLB, of which $783,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $584,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $28,959,000 and $35,202,000 at June 30, 2022, and December 31, 2021, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2022, the Corporation had unfunded outstanding commitments to extend credit of approximately $405,735,000 and outstanding standby letters of credit of approximately $9,310,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT LEGAL AND REGULATORY DEVELOPMENTS

Management has reviewed the recent development sections that were previously disclosed in the Annual Report on Form 10-K for the fiscal period ended December 31, 2021 and the Quarterly Report on Form 10-Q for the period ended March 31, 2022. There are no material changes in the recent legal and regulatory development section as previously disclosed in the recent developments section on the Form 10-K and 10-Q.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of June 30, 2022, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There are no material changes in risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2022, there were 25,945 shares of common stock granted as restricted stock awards under this plan to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2022, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2022, there were 225,614 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2022, there were 57,522 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 516,533. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 88,225 treasury shares purchased under this plan during the quarter ended June 30, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
June 1 - June 30, 2022	88,225	$33.30	88,225	118,704

On June 2, 2022, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act), and shall become effective 30 days after the date of the agreement or on July 5, 2022, and shall terminate, subject to certain other conditions set forth in the agreement, on July 28, 2022. The shares will be purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

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

Exhibit 10.2
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

Exhibit 10.3
Amended and Restated Director Deferred Fee Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Marian B. Schultz, D. Arthur Seibel, Jr., Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

Exhibit 10.4
ACNB Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 12, 2010.)

Exhibit 10.5
Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 4, 2012.)

Exhibit 10.6
Amended and Restated Employment Agreement between ACNB Corporation, Adams County National Bank and Lynda L. Glass dated as of December 31, 2008. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 13, 2009.)

Exhibit 10.7
Employment Agreement between ACNB Corporation, Adams County National Bank and David W. Cathell dated as of April 17, 2009. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 23, 2009.)

Exhibit 10.8	2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.9
Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.10
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

Exhibit 10.13
ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022.)

Exhibit 10.14
First Amendment to Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.15
First Amendment to Employment Agreement by and between ACNB Corporation, ACNB Bank and David W. Cathell dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.16
Amended and Restated Employment Agreement between ACNB Corporation, ACNB Bank and James P. Helt dated as of August 14, 2018. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on November 2, 2018.)

Exhibit 10.17	2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

Exhibit 10.18
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of June 15, 2020. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 19, 2020.)

Exhibit 10.19
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of June 15, 2020. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 19, 2020.)

Exhibit 10.20
Form of Exhibit B Split Dollar Policy Endorsement to Amended and Restated Director Supplemental Life Insurance Plan dated November 27, 2018. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 10.21
Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of November 27, 2018. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 10.22
Form of Subordinated Note Purchase Agreement dated March 30, 2021, by and among ACNB Corporation and the Purchasers. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2021.)

Exhibit 10.23
Employment Agreement by and among ACNB Corporation, ACNB Bank and Jason H. Weber dated as of January 31, 2022. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on February 4, 2022.)

Exhibit 10.24
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2022. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.)

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

ACNB CORPORATION (Registrant)

Date:	August 5, 2022	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)