Form 10-Q
period 2022-09-30
ACNB CORP
filed 2022-11-04
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s Common Stock outstanding on November 4, 2022, was 8,510,438.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2022	September 30, 2021	December 31, 2021

ASSETS

Cash and due from banks	$24,674	$22,479	$14,912
Interest bearing deposits with banks	332,352	700,303	695,219

Total Cash and Cash Equivalents	357,026	722,782	710,131

Equity securities with readily determinable fair values	2,299	2,547	2,609
Debt securities available for sale	503,193	411,676	437,098
Securities held to maturity, fair value $56,801; $7,482; $6,652	66,304	7,220	6,454
Loans held for sale	—	3,935	2,193
Loans, net of allowance for loan losses $17,952; $19,141; $19,033	1,509,176	1,467,745	1,449,394
Assets held for sale	3,393	—	1,093
Premises and equipment, net	27,098	31,667	30,980
Right of use assets	3,330	3,416	3,270
Restricted investment in bank stocks	1,653	2,368	2,303
Investment in bank-owned life insurance	77,513	64,467	64,261
Investments in low-income housing partnerships	1,160	1,286	1,254
Goodwill	44,185	42,108	42,108
Intangible assets, net	10,731	6,387	6,101
Foreclosed assets held for resale	474	—	—
Other assets	46,618	25,188	27,738

Total Assets	$2,654,153	$2,792,792	$2,786,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$589,415	$610,765	$623,360
Interest bearing	1,746,798	1,806,796	1,803,029

Total Deposits	2,336,213	2,417,561	2,426,389

Short-term borrowings	41,641	44,605	35,202
Long-term borrowings	24,050	41,700	34,700
Lease liabilities	3,330	3,416	3,270
Other liabilities	16,549	15,670	15,312

Total Liabilities	2,421,783	2,522,952	2,514,873

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,834,038, 8,789,890 and 8,795,877 shares issued; 8,519,211, 8,712,189 and 8,679,206 shares outstanding	22,074	21,963	21,978
Treasury stock, at cost; 314,827, 77,701 and 116,671 shares	(8,927)	(1,148)	(2,245)
Additional paid-in capital	95,856	94,527	94,688
Retained earnings	186,057	165,001	167,238
Accumulated other comprehensive loss	(62,690)	(10,503)	(9,545)

Total Stockholders’ Equity	232,370	269,840	272,114

Total Liabilities and Stockholders’ Equity	$2,654,153	$2,792,792	$2,786,987
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2022	2021	2022	2021

INTEREST AND DIVIDEND INCOME
Loans, including fees	$18,213	$17,689	$51,073	$54,435
Securities:
Taxable	2,830	1,366	7,102	4,033
Tax-exempt	189	138	618	402
Dividends	20	34	79	137
Other	2,130	255	3,283	478
Total Interest Income	23,382	19,482	62,155	59,485
INTEREST EXPENSE
Deposits	605	1,084	1,989	4,028
Short-term borrowings	23	11	60	28
Long-term borrowings	234	387	729	1,535
Total Interest Expense	862	1,482	2,778	5,591
Net Interest Income	22,520	18,000	59,377	53,894

PROVISION FOR LOAN LOSSES	—	—	—	50

Net Interest Income after Provision for Loan Losses	22,520	18,000	59,377	53,844
OTHER INCOME
Commissions from insurance sales	2,429	1,715	6,437	4,951
Service charges on deposit accounts	1,082	900	3,046	2,428
Income from fiduciary, investment management and brokerage activities	823	837	2,449	2,363
Income from mortgage loans held for sale	42	300	468	2,497
Earnings on investment in bank-owned life insurance	362	356	1,052	1,066
Net (losses) gains on equity securities	(88)	—	(345)	377
Service charges on ATM and debit card transactions	837	862	2,455	2,536
Other	362	304	822	925
Total Other Income	5,849	5,274	16,384	17,143
OTHER EXPENSES
Salaries and employee benefits	9,320	8,921	26,193	26,259
Net occupancy	1,000	974	3,098	3,046
Equipment	1,521	1,181	4,566	3,783
Other tax	411	393	1,229	1,177
Professional services	589	422	1,328	890
Supplies and postage	254	198	630	539
Marketing and corporate relations	57	81	227	220
FDIC and regulatory	263	247	798	705
Intangible assets amortization	395	285	1,093	878
Other operating	1,510	1,274	4,446	3,997
Total Other Expenses	15,320	13,976	43,608	41,494
Income before Income Taxes	13,049	9,298	32,153	29,493
PROVISION FOR INCOME TAXES	2,725	1,938	6,600	6,154
Net Income	$10,324	$7,360	$25,553	$23,339
PER SHARE DATA
Basic earnings	$1.20	$0.84	$2.95	$2.67
Cash dividends declared	$0.26	$0.25	$0.78	$0.77
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021

NET INCOME	$10,324	$7,360	$25,553	$23,339

OTHER COMPREHENSIVE INCOME

SECURITIES
Available for sale securities
Unrealized losses arising during the period, net of income taxes of $(5,443), $(484), $(15,122) and $(1,600), respectively	(19,766)	(1,695)	(53,382)	(5,598)
Unrealized holding losses on securities transferred from available for sale to held to maturity, net of income taxes of $0, $0, $923, and $0, respectively	—	—	3,228	—

Held to maturity securities
Unrealized holding losses on securities transferred to held to maturity, net of income taxes of $150, $0, $(923), and $0, respectively	523	—	(3,228)	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $23, $69, $68 and $208, respectively (A) (B)	79	245	237	733

TOTAL OTHER COMPREHENSIVE LOSS	(19,164)	(1,450)	(53,145)	(4,865)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(8,840)	$5,910	$(27,592)	$18,474

The accompanying notes are an integral part of the consolidated financial statements.

(A) Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(B) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2022 and 2021

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (21,935 shares)	56	—	430	—	—	486
Restricted stock compensation expense	—	—	243	—	—	243
Cash dividends declared ($0.26 per share)	—	—	—	(2,257)	—	(2,257)
BALANCE – MARCH 31, 2022	22,048	(2,245)	95,530	171,580	(30,904)	256,009
Net income	—	—	—	8,630	—	8,630
Other comprehensive loss, net of taxes	—	—	—	—	(12,622)	(12,622)
Common stock shares issued (5,532 shares)	13	—	171	—	—	184
Repurchased shares (88,225 shares)	—	(2,905)	—	—	—	(2,905)
Cash dividends declared ($0.26 per share)	—	—	—	(2,264)	—	(2,264)
BALANCE – JUNE 30, 2022	22,061	(5,150)	95,701	177,946	(43,526)	247,032
Net income	—	—	—	10,324	—	10,324
Other comprehensive loss, net of taxes	—	—	—	—	(19,164)	(19,164)
Common stock shares issued (5,107 shares)	13	—	155	—	—	168
Repurchased shares (109,931 shares)	—	(3,777)	—	—	—	(3,777)
Cash dividends declared ($0.26 per share)	—	—	—	(2,213)	—	(2,213)
BALANCE- SEPTEMBER 30, 2022	$22,074	$(8,927)	$95,856	$186,057	$(62,690)	$232,370

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – JANUARY 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	7,471	—	7,471
Other comprehensive loss, net of taxes	—	—	—	—	(5,835)	(5,835)
Common stock shares issued (5,627 shares)	14	—	(195)	—	—	(181)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared ($0.25 per share)	—	—	—	(2,177)	—	(2,177)
BALANCE – MARCH 31, 2021	21,932	(728)	94,215	153,666	(11,473)	257,612
Net income	—	—	—	8,508	—	8,508
Other comprehensive income, net of taxes	—	—	—	—	2,420	2,420
Common stock shares issued (6,328 shares)	16	—	163	—	—	179
Cash dividends declared ($0.27 per share)	—	—	—	(2,353)	—	(2,353)
BALANCE – JUNE 30, 2021	21,948	(728)	94,378	159,821	(9,053)	266,366
Net income	—	—	—	7,360	—	7,360
Other comprehensive loss, net of taxes	—	—	—	—	(1,450)	(1,450)
Common stock shares issued (5,942 shares)	15	—	149	—	—	164
Repurchased shares (15,101 shares)	—	(420)	—	—	—	(420)
Cash dividends declared ($0.25 per share)	—	—	—	(2,180)	—	(2,180)
BALANCE- SEPTEMBER 30, 2021	$21,963	$(1,148)	$94,527	$165,001	$(10,503)	$269,840
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,553	$23,339
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(468)	(2,497)
Gain on sales of foreclosed assets held for resale, including writedowns	—	(88)
Earnings on investment in bank-owned life insurance	(1,052)	(1,066)
Loss (Gain) on equity securities	345	(377)
Restricted stock compensation expense	243	362
Depreciation and amortization	2,788	2,582
Provision for loan losses	—	50
Net amortization of investment securities premiums	988	1,458
(Increase) Decrease in accrued interest receivable	(902)	1,204
Decrease in accrued interest payable	(57)	(1,017)
Mortgage loans originated for sale	(30,365)	(89,285)
Proceeds from sales of loans originated for sale	33,026	98,881
Increase in other assets	(3,348)	(1,457)
Decrease in deferred tax expense	1,062	221
Increase in other liabilities	1,660	1,505
Net Cash Provided by Operating Activities	29,473	33,815
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	2,505	3,074
Proceeds from maturities of investment securities available for sale	41,852	81,260
Purchase of investment securities available for sale	(218,195)	(163,874)
Purchase of investment securities held to maturity	(22,204)	—
Purchase of equity securities	(35)	—
Redemption of restricted investment in bank stocks	650	574
Net (increase) decrease in loans	(60,256)	149,662
Purchase of bank-owned life insurance	(12,200)	—
Acquisition of insurance agency	(7,800)	—
Capital expenditures	(1,206)	(530)
Proceeds from sales of premises and equipment	1,093	213
Proceeds from sales of foreclosed real estate	—	189
Net Cash (Used in) Provided by Investing Activities	(275,796)	70,568
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits	(33,945)	54,099
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(56,231)	177,937
Net decrease in short-term borrowings	6,439	6,141
Proceeds from long-term borrowings	1,500	15,000
Repayments on long-term borrowings	(12,150)	(27,045)
Dividends paid	(6,734)	(6,710)
Common stock repurchased	(6,682)	(420)
Common stock issued	1,021	45
Net Cash (Used in) Provided by Financing Activities	(106,782)	219,047
Net (Decrease) Increase in Cash and Cash Equivalents	(353,105)	323,430
CASH AND CASH EQUIVALENTS — BEGINNING	710,131	399,352
CASH AND CASH EQUIVALENTS — ENDING	$357,026	$722,782
Supplemental disclosures of cash flow information
Interest paid	$2,834	$6,608
Income taxes paid	$4,400	$6,200
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$474	$101
Non-cash investing activities
Investments transferred from available for sale to held to maturity	$39,683	$—
Premises and equipment transferred to fixed assets held for sale	$3,393	$—
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-nine community banking offices, including eighteen community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, and eleven community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

ACNB Insurance Services, Inc. is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for loan losses, and other operating expenses.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s balance sheet and statement of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2021 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 14, 2022. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2022, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on
8,658,972 and 8,715,767 weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, respectively, and 8,587,826 and 8,720,732 for the three months ended September 30, 2022 and 2021, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The Corporation has no instruments that would create dilutive earnings per share.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the organization’s success. As of September 30, 2022, 25,945 shares were issued under this plan and all shares were fully vested. No further shares may be issued under this restricted stock plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2022, 57,522 shares were issued under this plan, of which 42,899 were fully vested, none vested during the quarter, and the remaining 14,623 will vest over the next two years. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

Plan expense is recognized over the vesting period of the stock issued under both plans. $116,000 and $28,000 of compensation expenses related to the grants were recognized during the three months ended September 30, 2022 and 2021, respectively. $474,000 and $83,000 of compensation expenses related to the grants were recognized during the nine months ended September 30, 2022 and 2021, respectively.

3.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three and nine month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Service cost	$194	$220	$582	$660
Interest cost	263	236	789	708
Expected return on plan assets	(784)	(704)	(2,352)	(2,112)
Amortization of net loss	102	314	305	942

Net Periodic Benefit (Income) Expense	$(225)	$66	$(676)	$198

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2021, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2022. As of September 30, 2022, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 346 active, vested, terminated and retired persons in the plan.

4.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $11,989,000 in standby letters of credit as of September 30, 2022. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of September 30, 2022, for guarantees under standby letters of credit issued is not material.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance — September 30, 2022	$(56,856)	$(5,834)	$(62,690)
Balance — December 31, 2021	$(3,474)	$(6,071)	$(9,545)
Balance — September 30, 2021	$(953)	$(9,550)	$(10,503)

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

Segment information for the nine month periods ended September 30, 2022 and 2021, is as follows:

In thousands	Banking	Insurance	Total
2022
Net interest income and other income from external customers	$69,551	$6,210	$75,761
Income before income taxes	30,727	1,426	32,153
Total assets	2,634,037	20,116	2,654,153
Capital expenditures	1,178	28	1,206

2021
Net interest income and other income from external customers	$66,309	$4,728	$71,037
Income before income taxes	28,416	1,077	29,493
Total assets	2,780,109	12,683	2,792,792
Capital expenditures	530	—	530

Segment information for the three month periods ended September 30, 2022 and 2021, is as follows:

In thousands	Banking	Insurance	Total
2022
Net interest income and other income from external customers	$26,167	$2,202	$28,369
Income before income taxes	12,565	484	13,049
Total assets	2,634,037	20,116	2,654,153
Capital expenditures	475	11	486

2021
Net interest income and other income from external customers	$21,755	$1,519	$23,274
Income before income taxes	8,989	309	9,298
Total assets	2,780,109	12,683	2,792,792
Capital expenditures	277	—	277

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

Amortized cost and fair value of securities at September 30, 2022, and December 31, 2021, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

September 30, 2022
U.S. Government and agencies	$247,995	$—	$32,319	$215,676
Mortgage-backed securities	300,294	6	34,463	265,837
State and municipal	7,521	—	515	7,006
Corporate bonds	16,134	—	1,460	14,674
	$571,944	$6	$68,757	$503,193

December 31, 2021
U.S. Government and agencies	$249,463	$503	$4,925	$245,041
Mortgage-backed securities	133,697	1,562	1,763	133,496
State and municipal	44,547	315	251	44,611
Corporate bonds	13,858	164	72	13,950
	$441,565	$2,544	$7,011	$437,098

SECURITIES HELD TO MATURITY

September 30, 2022
State and municipal	$61,520	$—	$9,261	$52,259
Mortgage-backed securities	4,784	3	245	4,542
	$66,304	$3	$9,506	$56,801
December 31, 2021
Mortgage-backed securities	$6,454	$198	$—	$6,652
	$6,454	$198	$—	$6,652

Fair value of equity securities with readily determinable fair values at September 30, 2022 and December 31, 2021, are as follows:

In thousands	Fair Value at January 1, 2022	Purchases	Gains	Losses	Fair Value at September 30, 2022
September 30, 2022
CRA Mutual Fund	$1,036	$—	$—	$123	$913
Canapi Ventures SBIC Fund	—	35	—	—	35
Stock in other banks	1,573	—	—	222	1,351
	$2,609	$35	$—	$345	$2,299

In thousands	Fair Value at January 1, 2021	Gains	Losses	Fair Value at December 31, 2021
December 31, 2021
CRA Mutual Fund	$1,065	$—	$29	$1,036
Stock in other banks	1,105	468	—	1,573
	$2,170	$468	$29	$2,609

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022, and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

September 30, 2022
U.S. Government and agencies	$78,296	$7,127	$137,380	$25,192	$215,676	$32,319
Mortgage-backed securities	210,111	22,574	55,179	11,889	265,290	34,463
State and municipal	7,006	515	—	—	7,006	515
Corporate bond	10,675	1,106	3,999	354	14,674	1,460
	$306,088	$31,322	$196,558	$37,435	$502,646	$68,757

December 31, 2021
U.S. Government and agencies	$177,107	$3,537	$34,297	$1,388	$211,404	$4,925
Mortgage-backed securities, residential	77,969	1,495	7,727	268	85,696	1,763
State and municipal	20,289	224	2,123	27	22,412	251
Corporate bond	5,790	72	—	—	5,790	72
	$281,155	$5,328	$44,147	$1,683	$325,302	$7,011

SECURITIES HELD TO MATURITY

September 30, 2022
State and municipal	$37,551	$6,136	$14,708	$3,125	$52,259	$9,261
Mortgage-backed securities	4,239	245	—	—	4,239	245
	$41,790	$6,381	$14,708	$3,125	$56,498	$9,506

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA)

or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

In analyzing the issuer’s financial condition, management considers industry analysts’ reports and financial performance. Based on the above information, management has determined that none of these investments are other-than-temporarily impaired.

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

Management sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At September 30, 2022, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.

Amortized cost and fair value at September 30, 2022, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$14,015	$13,903	$285	$281
Over 1 year through 5 years	136,417	121,985	375	354
Over 5 years through 10 years	108,564	90,163	14,933	13,328
Over 10 years	12,654	11,305	45,927	38,296
Mortgage-backed securities	300,294	265,837	4,784	4,542
	$571,944	$503,193	$66,304	$56,801

The Corporation did not sell any securities available for sale during 2022 or 2021.

At September 30, 2022, and December 31, 2021, securities with a carrying value of $354,965,000 and $353,989,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within the Corporation’s internal risk rating system as of September 30, 2022, and December 31, 2021:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Originated Loans
Commercial and industrial	$142,182	$3,526	$1,372	$—	$147,080
Commercial real estate	584,297	39,261	5,095	—	628,653
Commercial real estate construction	59,067	1,530	—	—	60,597
Residential mortgage	320,751	3,690	73	—	324,514
Home equity lines of credit	72,823	666	—	—	73,489
Consumer	11,250	—	—	—	11,250
Total Originated Loans	1,190,370	48,673	6,540	—	1,245,583
Acquired Loans
Commercial and industrial	28,290	1,197	125	—	29,612
Commercial real estate	183,369	9,267	2,538	—	195,174
Commercial real estate construction	3,811	1,781	—	—	5,592
Residential mortgage	32,685	2,629	833	—	36,147
Home equity lines of credit	13,537	37	492	—	14,066
Consumer	954	—	—	—	954
Total Acquired Loans	262,646	14,911	3,988	—	281,545
Total Loans
Commercial and industrial	170,472	4,723	1,497	—	176,692
Commercial real estate	767,666	48,528	7,633	—	823,827
Commercial real estate construction	62,878	3,311	—	—	66,189
Residential mortgage	353,436	6,319	906	—	360,661
Home equity lines of credit	86,360	703	492	—	87,555
Consumer	12,204	—	—	—	12,204
Total Loans	$1,453,016	$63,584	$10,528	$—	$1,527,128

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Originated Loans
Commercial and industrial	$139,908	$5,549	$2,056	$—	$147,513
Commercial real estate	500,978	56,462	8,658	—	566,098
Commercial real estate construction	41,002	1,659	—	—	42,661
Residential mortgage	299,041	4,961	75	—	304,077
Home equity lines of credit	74,094	883	—	—	74,977
Consumer	9,708	—	—	—	9,708
Total Originated Loans	1,064,731	69,514	10,789	—	1,145,034
Acquired Loans
Commercial and industrial	29,728	1,555	771	—	32,054
Commercial real estate	207,937	11,596	624	—	220,157
Commercial real estate construction	5,228	2,111	—	—	7,339
Residential mortgage	39,378	4,175	1,495	—	45,048
Home equity lines of credit	17,491	37	257	—	17,785
Consumer	997	—	13	—	1,010
Total Acquired Loans	300,759	19,474	3,160	—	323,393
Total Loans
Commercial and industrial	169,636	7,104	2,827	—	179,567
Commercial real estate	708,915	68,058	9,282	—	786,255
Commercial real estate construction	46,230	3,770	—	—	50,000
Residential mortgage	338,419	9,136	1,570	—	349,125
Home equity lines of credit	91,585	920	257	—	92,762
Consumer	10,705	—	13	—	10,718
Total Loans	$1,365,490	$88,988	$13,949	$—	$1,468,427

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Balance at beginning of period	$435	$596
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	92	44
Accretion to loan interest income	(392)	(305)
Balance at end of period	$135	$335

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

The following table summarizes information relative to impaired loans by loan portfolio class as of September 30, 2022, and December 31, 2021:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
September 30, 2022
Commercial and industrial	$839	$839	$687	$—	$—
Commercial real estate	—	—	—	5,076	5,076
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$839	$839	$687	$5,076	$5,076

December 31, 2021
Commercial and industrial	$1,005	$1,005	$855	$482	$1,452
Commercial real estate	1,311	1,311	600	6,265	6,265
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
	$2,316	$2,316	$1,455	$6,747	$7,717

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the three months ended September 30, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
September 30, 2022
Commercial and industrial	$867	$—	$—	$—
Commercial real estate	653	—	5,279	236
Commercial real estate construction	—	—	106	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$1,520	$—	$5,385	$236

September 30, 2021
Commercial and industrial	$1,833	$—	$11	$—
Commercial real estate	1,311	—	6,654	46
Commercial real estate construction	—	—	123	—
Residential mortgage	—	—	50	—
Home equity lines of credit	—	—	—	—
	$3,144	$—	$6,838	$46

The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class for the nine months ended September 30, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
September 30, 2022
Commercial and industrial	$1,043	$—	$3	$—
Commercial real estate	982	—	5,603	564
Commercial real estate construction	—	—	109	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$2,025	$—	$5,715	$564

September 30, 2021
Commercial and industrial	$2,109	$—	$5	$—
Commercial real estate	1,507	20	6,685	140
Commercial real estate construction	—	—	126	—
Residential mortgage	—	—	76	—
Home equity lines of credit	—	—	—	—
	$3,616	$20	$6,892	$140

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents nonaccrual loans by loan portfolio class as of September 30, 2022, and December 31, 2021, the table below excludes $3.2 million and $4.6 million, respectively, in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	September 30, 2022	December 31, 2021
Commercial and industrial	$839	$1,487
Commercial real estate	1,587	4,002
Commercial real estate construction	—	—
Residential mortgage	—	—
Home equity lines of credit	—	—
	$2,426	$5,489

There were no loans whose terms have been modified thereby resulting in a troubled debt restructuring during the three and nine months ended September 30, 2022 and 2021. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,489,000 and $3,679,000 at September 30, 2022 and September 30, 2021, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at September 30, 2022 and September 30, 2021, were $0 and $79,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructuring at September 30, 2022 and September 30, 2021, which totaled $3,489,000 and $3,600,000, respectively. As of September 30, 2022 and 2021, there were no defaulted troubled debt restructured loans. There were no charge-offs or specific allocation on any of the troubled debt restructured loans for the three and nine months ended September 30, 2022 and 2021. All troubled debt restructured loans were current as of September 30, 2022, with respect to their associated forbearance agreement. As of September 30, 2022, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2022 and December 31, 2021, totaled $736,000 and $399,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2022, and December 31, 2021:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2022
Originated Loans
Commercial and industrial	$103	$1	$163	$267	$146,813	$147,080	$—
Commercial real estate	180	—	443	623	628,030	628,653	—
Commercial real estate construction	19	—	—	19	60,578	60,597	—
Residential mortgage	37	366	754	1,157	323,357	324,514	754
Home equity lines of credit	231	—	50	281	73,208	73,489	50
Consumer	28	6	34	68	11,182	11,250	34
Total originated loans	598	373	1,444	2,415	1,243,168	1,245,583	838
Acquired Loans
Commercial and industrial	—	—	13	13	29,599	29,612	13
Commercial real estate	749	—	—	749	194,425	195,174	—
Commercial real estate construction	130	—	—	130	5,462	5,592	—
Residential mortgage	232	145	616	993	35,154	36,147	616
Home equity lines of credit	337	482	7	826	13,240	14,066	7
Consumer	—	—	2	2	952	954	2
Total acquired loans	1,448	627	638	2,713	278,832	281,545	638
Total Loans
Commercial and industrial	103	1	176	280	176,412	176,692	13
Commercial real estate	929	—	443	1,372	822,455	823,827	—
Commercial real estate construction	149	—	—	149	66,040	66,189	—
Residential mortgage	269	511	1,370	2,150	358,511	360,661	1,370
Home equity lines of credit	568	482	57	1,107	86,448	87,555	57
Consumer	28	6	36	70	12,134	12,204	36
Total Loans	$2,046	$1,000	$2,082	$5,128	$1,522,000	$1,527,128	$1,476

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2021
Originated Loans
Commercial and industrial	$20	$64	$1,397	$1,481	$146,032	$147,513	$—
Commercial real estate	—	—	2,483	2,483	563,615	566,098	—
Commercial real estate construction	—	—	—	—	42,661	42,661	—
Residential mortgage	970	140	475	1,585	302,492	304,077	475
Home equity lines of credit	239	42	255	536	74,441	74,977	255
Consumer	84	58	—	142	9,566	9,708	—
Total originated loans	1,313	304	4,610	6,227	1,138,807	1,145,034	730
Acquired Loans
Commercial and industrial	—	—	—	—	32,054	32,054	—
Commercial real estate	—	270	—	270	219,887	220,157	—
Commercial real estate construction	—	—	—	—	7,339	7,339	—
Residential mortgage	210	950	—	1,160	43,888	45,048	—
Home equity lines of credit	1,156	—	—	1,156	16,629	17,785	—
Consumer	—	—	—	—	1,010	1,010	—
Total acquired loans	1,366	1,220	—	2,586	320,807	323,393	—
Total Loans
Commercial and industrial	20	64	1,397	1,481	178,086	179,567	—
Commercial real estate	—	270	2,483	2,753	783,502	786,255	—
Commercial real estate construction	—	—	—	—	50,000	50,000	—
Residential mortgage	1,180	1,090	475	2,745	346,380	349,125	475
Home equity lines of credit	1,395	42	255	1,692	91,070	92,762	255
Consumer	84	58	—	142	10,576	10,718	—
Total Loans	$2,679	$1,524	$4,610	$8,813	$1,459,614	$1,468,427	$730

    The following tables summarize the allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2022
Allowance for Loan Losses
Beginning balance - July 1, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943
Charge-offs	(70)	(831)	—	—	(33)	(80)	—	(1,014)
Recoveries	20	—	—	—	—	3	—	23
Provisions (credits)	(128)	(19)	13	(89)	3	88	132	—
Ending balance - September 30, 2022	$2,938	$9,989	$831	$3,110	$366	$438	$280	$17,952

Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(167)	(831)	—	(3)	(33)	(100)	—	(1,134)
Recoveries	35	—	—	5	—	13	—	53
Provisions (credits)	(106)	104	215	(127)	(102)	117	(101)	—
Ending balance - September 30, 2022	$2,938	$9,989	$831	$3,110	$366	$438	$280	$17,952
Ending balance: individually evaluated for impairment	$687	$—	$—	$—	$—	$—	$—	$687
Ending balance: collectively evaluated for impairment	$2,251	$9,989	$831	$3,110	$366	$438	$280	$17,265

Loans Receivable
Ending balance	$176,692	$823,827	$66,189	$360,661	$87,555	$12,204	$—	$1,527,128
Ending balance: individually evaluated for impairment	$839	$5,076	$—	$—	$—	$—	$—	$5,915
Ending balance: collectively evaluated for impairment	$175,853	$818,751	$66,189	$360,661	$87,555	$12,204	$—	$1,521,213

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2021
Allowance for Loan Losses
Beginning balance - July 1, 2021	$4,630	$10,127	$457	$2,976	$573	$461	$983	$20,207
Charge-offs	(1,073)	—	—	—	(22)	(2)	—	(1,097)
Recoveries	14	—	—	—	—	17	—	31
Provisions (credits)	(422)	457	54	391	50	(19)	(511)	—
Ending balance - September 30, 2021	$3,149	$10,584	$511	$3,367	$601	$457	$472	$19,141

Beginning balance - January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(1,105)	—	—	—	(22)	(65)	—	(1,192)
Recoveries	30	—	—	—	—	27	—	57
Provisions (credits)	187	1,015	8	(28)	(70)	(153)	(909)	50
Ending balance - September 30, 2021	$3,149	$10,584	$511	$3,367	$601	$457	$472	$19,141
Ending balance: individually evaluated for impairment	$883	$457	$—	$—	$—	$—	$—	$1,340
Ending balance: collectively evaluated for impairment	$2,266	$10,127	$511	$3,367	$601	$457	$472	$17,801

Loans Receivable
Ending balance	$194,845	$785,207	$43,807	$356,882	$94,604	$11,541	$—	$1,486,886
Ending balance: individually evaluated for impairment	$1,523	$7,695	$—	$—	$—	$—	$—	$9,218
Ending balance: collectively evaluated for impairment	$193,322	$777,512	$43,807	$356,882	$94,604	$11,541	$—	$1,477,668

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2021
Allowance for Loan Losses
Ending balance	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Ending balance: individually evaluated for impairment	$855	$600	$—	$—	$—	$—	$—	$1,455
Ending balance: collectively evaluated for impairment	$2,321	$10,116	$616	$3,235	$501	$408	$381	$17,578

Loans Receivable
Ending balance	$179,567	$786,255	$50,000	$349,125	$92,762	$10,718	$—	$1,468,427
Ending balance: individually evaluated for impairment	$1,487	$7,576	$—	$—	$—	$—	$—	$9,063
Ending balance: collectively evaluated for impairment	$178,080	$778,679	$50,000	$349,125	$92,762	$10,718	$—	$1,459,364

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

As of September 30, 2022, the Corporation had closed and funded 2,217 Paycheck Protection Program (PPP) loans totaling $223,036,703, resulting in approximately $9.5 million in total fee income. Of this fee income amount, $2,875,000, before costs, was recognized in 2020 and another $5,627,000, before costs, was recognized in 2021 as an adjustment to interest income yield, and $24,000 and $974,000, before costs, was recognized during the three and nine months ended September 30, 2022, respectively, with the remainder to be recognized in future quarters as an adjustment to interest income yield. At September 30, 2022, there was an outstanding balance of $230,000 in PPP loans as a result of forgiveness and repayments to date. Currently the Corporation is assisting the remainder of PPP customers with the processing of applications for loan forgiveness through the SBA.

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at September 30, 2022, and December 31, 2021, are as follows:

		September 30, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$215,676	$—	$215,676	$—
Mortgage-backed securities, residential		265,837	—	265,837	—
State and municipal		7,006	—	7,006	—
Corporate bonds		14,674	—	14,674	—
Total securities available for sale	Recurring	$503,193	$—	$503,193	$—
Equity securities with readily determinable fair values	Recurring	$2,299	$2,299	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,642	$—	$—	$3,642

		December 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$245,041	$—	$245,041	$—
Mortgage-backed securities, residential		133,496	—	133,496	—
State and municipal		44,611	—	44,611	—
Corporate bonds		13,950	—	13,950	—
Total securities available for sale	Recurring	$437,098	$—	$437,098	$—
Equity securities with readily determinable fair values	Recurring	$2,609	$2,609	$—	$—
Collateral dependent impaired loans	Nonrecurring	$5,275	$—	$—	$5,275

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2022
Impaired loans	$3,642	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(43)%

December 31, 2021
Impaired loans	$5,275	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(50)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of September 30, 2022:

	September 30, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,674	$24,674	$8,004	$16,670	$—
Interest-bearing deposits in banks	332,352	332,352	332,352	—	—
Equity securities available for sale	2,299	2,299	2,299	—	—
Investment securities available for sale	503,193	503,193	—	503,193	—
Investment securities held to maturity	66,304	56,801	—	56,801	—
Loans held for sale	—	—	—	—	—
Loans, less allowance for loan losses	1,509,176	1,465,052	—	—	1,465,052
Accrued interest receivable	6,422	6,422	—	6,422	—
Restricted investment in bank stocks	1,653	1,653	—	1,653	—

Financial liabilities:
Demand deposits and savings	2,017,308	2,017,308	—	2,017,308	—
Time deposits	318,905	301,954	—	301,954	—
Short-term borrowings	41,641	41,641	—	41,641	—
Long-term borrowings	3,050	3,050	—	3,050	—
Trust preferred subordinated debt	21,000	18,773	—	18,773	—
Accrued interest payable	52	52	—	52	—

Off-balance sheet financial instruments	—	—	—	—	—

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of September 30, 2022, and December 31, 2021:

					Gross Amounts Not Offset in the Statements of Condition
In thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2022
Repurchase agreements
Commercial customers and government entities	(a)	$41,641	$—	$41,641	$(41,641)	$—	$—

December 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—

(a) As of September 30, 2022, and December 31, 2021, the fair value of securities pledged in connection with repurchase agreements was $50,380,000 and $46,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2022:

	Remaining Contractual Maturity of the Agreements
In thousands	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$41,641	$—	$—	$—	$41,641
Total	$41,641	$—	$—	$—	$41,641

11.    Borrowings

The Corporation had debt outstanding as follows:

In thousands	September 30, 2022	December 31, 2021
FHLB advances	$—	$11,000
Loan payable to local bank	350	—
Loan payable variable rate	2,700	2,700
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	15,000
	$24,050	$34,700

The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock.

The loan payable to a local bank has a variable rate of interest with Prime Rate, 6.25% at September 30, 2022. The loan matures in December 2049. The principal balance of this note may be prepaid at any time without penalty.

The loan payable variable rate represents a promissory note (note) issued by Frederick County Bancorp, Inc. (FCBI) in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is December 30, 2022, with the rate of interest accruing on the principal balance of 3.25% per year. It is the

Corporation’s intention to continue to renew the change in terms agreement until both parties agree on payment in full. The note is unsecured.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision if LIBOR is no longer available. On September 15, 2022, the most recent interest rate reset date, the interest rate was adjusted to 4.92257% for the period ending December 14, 2022. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

On February 28, 2022, ACNB Insurance Services, Inc. completed its acquisition of Hockley & O’Donnell Insurance Agency, LLC of Gettysburg, Pennsylvania. The purchase price was $7,800,000 and was funded with all cash and no additional contingent payments were required. The acquisition of Hockley & O’Donnell resulted in goodwill of approximately $2,077,000 and generated $5,723,000 in customer list and covenant not to compete intangibles. During the third quarter of 2022, goodwill was decreased and the customer list was increased by $587,000 due to finalizing the calculation.

The fair value of customer list intangibles was based upon an income approach which included estimated financial projections developed by the Corporation and included other fair value assumptions for attrition, present value discount rates using market participant assumptions. The fair value of the covenant not to compete intangible was based upon an income approach which compared the present value impact of various non-compete scenarios and other fair value assumptions including present value discount rates using market participant assumptions.

Combined goodwill included in the Corporation’s consolidated statement of condition is $44,185,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing.

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

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

In thousands	Gross carrying amount	Accumulated amortization
ACNB Insurance Services, Inc. amortized intangible assets	$16,152	$7,963
New Windsor core deposit intangibles	2,418	1,817
FCBI core deposit intangibles	3,560	1,619

The Corporation completes a goodwill analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment. The Corporation also completes an impairment test for other intangible assets on an annual basis or more often if events and circumstances indicate a possible impairment. The annual analysis is scheduled to occur within the fourth quarter of 2022. At September 30, 2022, ACNB cannot project the outcome of the annual analysis however, in the current belief of management, there are no events or circumstances indicating impairment.

13. Recently issued but not effective Accounting Pronouncements

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2022, compared to Quarter ended September 30, 2021

Executive Summary

Net income for the three months ended September 30, 2022, was $10,324,000 compared to a net income of $7,360,000 for the comparable period in 2021 an increase of $2,964,000 or 40.3%. Basic earnings per share for the three months ended September 30, 2022 and 2021, were $1.20 and $0.84, respectively, a 42.9% increase. The increase in net income for the third quarter of 2022 was primarily driven by increases in net interest income and commissions from insurance sales. Net interest income for the quarter ended September 30, 2022 increased $4,520,000, or 25.1%, from the comparable period in 2021. The increase in net interest income can be attributed to higher interest rates, deployment of excess liquidity, lower funding costs and a shift into higher-yielding assets. Commissions from insurance sales for the quarter ended September 30, 2022 increased $714,000, or 41.6%, from the comparable period in 2021 driven by the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022.

Net Interest Income

Net interest income totaled $22,520,000 for the three months ended September 30, 2022 compared to $18,000,000 for the comparable period in 2021, an increase of $4,520,000, or 25.1%. The increase in net interest income can be attributed to a higher net interest margin that benefited from higher interest rates, deployment of excess liquidity, lower funding costs and a shift into higher-yielding assets. The net interest margin for the three months ended September 30, 2022 was 3.59%, an 84 basis points increase from 2.75% for the comparable period of 2021. Paycheck Protection Program (PPP) fees and purchase accounting accretion totaled $853,000 for the three months ended September 30, 2022 compared to $1,722,000 for the three months ended September 30, 2021.

Average earning assets declined year-over-year due to cash balances decreasing attributed to anticipated deposit outflows as market rates increased in 2022. However, interest income increased by $3,900,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 driven by higher interest rates, deployment of excess liquidity and a shift into higher-yielding assets. Late in the first quarter of 2022, excess cash of approximately $185,000,000 was invested into higher-yielding securities. The new purchases were consistent with the current portfolio and investment policy. Yields on average earnings assets increased to 3.76% for the three months ended September 30, 2022 compared to 2.99% for the three months ended September 30, 2021. Interest expense decreased by $620,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a reduction in long-term borrowings and a reduction in deposit costs due to smaller balances outstanding. The cost of interest-bearing liabilities declined to 0.14% for the three months ended September 30, 2022 compared to 0.27% for the three months ended September 30, 2021.

Provision for Loan Losses

As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provisions for loan losses for the third quarter of 2022 and 2021 were $0. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan losses generally does not include the loans acquired through acquisition, which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the third quarter of 2022, the Corporation had net charge-offs of $991,000 as compared to net charge-offs of $1,066,000 for the third quarter of 2021. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $5,849,000 for the three months ended September 30, 2022, up $575,000, or 10.9%, from the comparable period of 2021. Fees from deposit accounts increased by $182,000, or 20.2%, due to resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales were up by $714,000, or 41.6%, to $2,429,000 driven primarily by the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022. Income for sold mortgages included in other income decreased by $258,000, or 86.0%, due to less mortgage activity as a result of an increase in the current rate environment. There were no realized gains or losses on sales of securities during the third quarter of 2022 and 2021. An $88,000 net fair value loss was recognized on local bank and CRA-related equity securities during the third quarter of 2022 due to normal variations in market value on publicly-traded local bank stocks compared to a $0 net fair value loss during the third quarter of 2021. No equity securities were sold in either period. Other income in the three months ended September 30, 2022, was up by $58,000, or 19.1%, to $362,000 due to a variety of other fee income variances. During the third quarter of 2022, additional bank-owned life insurance was purchased with a cash surrender value of $12,200,000.

Other Expenses

Other expenses for the quarter ended September 30, 2022 were $15,320,000 an increase of $1,344,000, or 9.6%, from the comparable period in 2021. The largest expense is salaries and benefits, which increased by $399,000, or 4.5%, from the comparable period in 2021. Overall, the increase in salaries and employee benefits can be attributed to all or some of the following factors:

•merit increases to employees and associated payroll taxes;

•increased organic and inorganic growth initiatives at ACNB Insurance Services, Inc.;

•challenges and cost in replacing and retaining staff due to a competitive labor market;

•maintaining staff in support functions and higher skilled mix of employees necessitated by regulations and growth;

•varying and timing on other performance-based commissions and incentives;

•market changes in actively managing employee benefit plan costs, including health insurance; and

•varying cost of 401(k) plan and non-qualified retirement plan benefits,

The Corporation’s overall pension plan investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies, and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status, plan expense, as well as any applicable regulatory requirements. However, the determination of future benefit expense is also dependent on the fair value of assets and the discount rate on the year-end measurement date, which in recent years has experienced fair value volatility and low discount rates. The expense could also be higher in future years due to volatility in the discount rates at the latest measurement date, lower plan returns, and change in mortality tables utilized. The defined benefit pension expense was down by $291,000 when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 due to an expense in prior year as compared to a contra-expense in the current year. The decrease was driven from the change in discount rates which increases or decreases the future pension obligations (creating volatility in the expense) and return on assets at the latest annual evaluation date due to market conditions.

Net occupancy expense increased by $26,000, or 2.7%, during the period due to an increase in ordinary building repairs. Equipment expense increased by $340,000, or 28.8%, due to additional ongoing expenses related to the September 2021 upgrade to a new core application system that was a major step in the Corporation’s Digital Transformation Strategy. Equipment expense is subject to ever-increasing technology demands and the need for system upgrades for security and reliability purposes. Technology investments and training allowing staff to work from home continues to prove invaluable in the pandemic, but also in attracting a broader talent pool.

Professional services expense totaled $589,000 during the third quarter of 2022 as compared to $422,000 for the comparable period in 2021, an increase of $167,000, or 39.6%. Increase in this category was a result of additional expenses related to the transition of the Corporation’s independent audit firm, as well as higher expenses for consultants and executive recruiters to fill key roles within the Bank. Professional expenses vary with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $57,000 for the third quarter of 2022, or 29.6% lower as compared to the comparable period of 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Other tax expense increased by $18,000, or 4.6%, during the third quarter of 2022 as compared to the comparable period in 2021. Supplies and postage expense increased by 28.3% due to variation in the timing of necessary replenishments and increased prepaid mailing costs for customer’s year-end tax statements. FDIC and regulatory expense increased 6.5% due to variations in the asset base. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Intangible amortization increased 38.6% due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022. Other operating expenses increased by $236,000, or 18.5%, in the third quarter of 2022, as compared to the third quarter of 2021. A consumer loan promotion attributed to the increase in other operating costs in the third quarter of 2022. Increase in other expenses also includes the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts.

Provision for Income Taxes

The Corporation recognized income taxes of $2,725,000, or 20.9% of pretax income, during the third quarter of 2022 compared to $1,938,000, or 20.8% of pretax income, during the comparable period in 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government, investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $70,000 for the three months ended September 30, 2022 and 2021.

Nine Months ended September 30, 2022, compared to Nine Months ended September 30, 2021

Executive Summary

Net income for the nine months ended September 30, 2022, was $25,553,000 compared to $23,339,000 for the comparable period in 2021, an increase of $2,214,000 or 9.5%. Basic earnings per share for the nine month period was $2.95 in 2022 and

$2.67 in 2021 or a 10.5% increase. The higher net income for the first nine months ended September 30, 2022 was primarily driven by increases in net interest income and commissions from insurance sales. Net interest income for the nine months ended September 30, 2022 was $59,377,000, an increase of $5,483,000, or 10.2%, from the comparable period in 2021. The increase was driven by higher interest rates, deployment of excess liquidity, lower funding costs and shift into higher-yielding earning assets. PPP fees and purchase accounting accretion totaled $2,803,000 for the nine months ended September 30, 2022 compared to $6,665,000 for the nine months ended September 30, 2021. Commissions from insurance sales for the nine months ended September 30, 2022 increased $1,486,000, or 30.0%, from the comparable period in 2021 driven by the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022.
Net Interest Income

Net interest income totaled $59,377,000 for the nine months ended September 30, 2022 compared to $53,894,000 for the comparable period in 2021, an increase of $5,483,000, or 10.2%. The increase in net interest income can be attributed to a higher net interest margin that benefited from higher interest rates, deployment of excess liquidity, lower funding costs and a shift into higher-yielding assets. The net interest margin for the first nine months of 2022 was 3.13%, compared to 2.90% for the same period of 2021. Year-to-date PPP fees and purchase accounting accretion totaled $2,803,000 compared to $6,665,000 for the comparable period in 2021.

Interest income increased by $2,670,000 for the nine months ended September 30, 2022 compared to the same period in 2021 driven by higher interest rates, deployment of excess liquidity, a shift into higher-yielding assets and an increase in average earning assets. Late in the first quarter of 2022, excess cash of approximately $185,000,000 was invested into higher-yielding securities. The new purchases were consistent with the current portfolio and investment policy. Yields on average earnings assets increased to 3.26% for the nine months ended September 30, 2022 compared to 3.19% for the comparable period in 2021. Interest expense decreased by $2,813,000 for the nine months ended September 30, 2022 compared to the same period in 2021 driven by a reduction in long-term borrowings and a reduction in deposit costs due to smaller balances outstanding. The cost of interest-bearing liabilities declined to 0.15% or the nine months ended September 30, 2022 compared to 0.35% for the comparable period in 2021.

Provision for Loan Losses

As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provision for loan losses was $0 in the first nine months of 2022 compared to $50,000 in the first nine months of 2021. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan losses generally does not include the loans acquired through acquisition, which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio and reserve required compared with the balance in the allowance for loan losses and the current evaluation factors. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs. For the first nine months of 2022, the Corporation had net charge-offs of $1,081,000, as compared to net charge-offs of $1,135,000 for the first nine months of 2021. For more information, please refer to Allowance for Loan Losses in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $16,384,000 for the nine months ended September 30, 2022, down $759,000, or 4.4%, from the first nine months of 2021. Fees from deposit accounts increased by $618,000, or 25.5%, due to resumption of economic activity that produces fee generating activity. Fee volume varies with balance levels, account transaction activity, and customer-driven events. Revenue from ATM and debit card transactions decreased by $81,000 or 3.2%, to $2,455,000 due to variations in volume and mix. Income from fiduciary, investment management and brokerage activities, which includes fees from both institutional and personal trust, investment management services, estate settlement and brokerage services, totaled $2,449,000 for the nine months ended September 30, 2022, as compared to $2,363,000 for the first nine months of 2021, a 3.6% net increase. Earnings on bank-owned life insurance decreased by $14,000, or 1.3%, as a net result of varying crediting rates and administrative cost. During the third quarter of 2022, additional bank-owned life insurance was purchased with a cash surrender value of $12,200,000. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales was up by $1,486,000, or 30.0%, to $6,437,000 during the period primarily due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022. Income for sold mortgages included in other income decreased by $2,029,000,or 81.3%, due to less mortgage activity as a result of an increase in the current rate environment. A $345,000 net fair value loss was recognized on local bank and CRA-related equity securities during the first nine months of 2022 due to normal variations in market value on publicly-traded local bank stocks, compared to a $377,000 net fair value gain during the first nine months of 2021. No equity securities were sold in either quarter. There were no realized gains or losses on sales of securities during the first nine months of 2022 and 2021. Other income in the nine months ended September 30, 2022, was down by $103,000, or 11.1%, to $822,000 due to a variety of other fee income variances. During the third quarter of 2022, additional bank-owned life insurance was purchased with a cash surrender value of $12,200,000.

Other Expenses

Other expenses for the nine months ended September 30, 2022 were $43,608,000, an increase of $2,114,000,or 5.1%, from the first nine months of 2021. The increase was primarily driven by increases in professional, equipment and other expenses. Salaries and employee benefits, which is the largest component of other expenses, decreased by $66,000, or 0.3%, when comparing the first nine months of 2022 to the comparable period in 2021. The nine months ended September 30, 2022 was impacted by a partial reversal of prior year-end incentive compensation accrual as $750,000 of restricted stock was issued in lieu of accrued cash awards. Net occupancy expense increased by $52,000, or 1.7%, during the period due to increased ordinary building repairs. Equipment expense increased by $783,000, or 20.7%, due to increased monthly expenses related to the September 2021 upgrade to a new core processing system that was a major step in the Corporation’s Digital Transformation Strategy.

Professional services expense totaled $1,328,000 during the first nine months of 2022 compared to $890,000 for the same period in 2021, an increase of $438,000 or 49.2%. The increase in professional expenses was a result of additional expenses related to the transition of the Corporation’s independent audit firm, as well as higher expenses for consultants and executive recruiters to fill key roles within the Bank. Professional expenses vary with specific engagements that occur at different times of each year, such as loan and compliance reviews.

Marketing and corporate relations expenses were $227,000 for the first nine months of 2022, or 3.2% higher as compared to the same period of 2021. Marketing expense varies with the timing and amount of planned advertising production and media expenditures, typically related to the promotion of certain in-market banking and trust products.

Other tax expense increased by $52,000, or 4.4%, for the nine months ended September 30, 2022 compared to the same period in 2021, including higher Pennsylvania Bank Shares Tax. Supplies and postage expense increased by 16.9% due to variation in the timing of necessary replenishments and increased costs in mailing of customers year-end tax statements. FDIC and regulatory expense increased $93,000 or 13.2%, due to variations in the asset base. FDIC expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Intangible amortization increased $215,000 or 24.5%, due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022. Other operating expenses increased by $449,000, or 11.2%, in the first nine months of 2022, as compared to the first nine months of 2021. The increase was attributed to an increase in consumer loan waived cost resulting from the consumer loan promotion and the expense of reimbursing checking and debit card customers for unauthorized transactions to their accounts.

Provision for Income Taxes

The Corporation recognized income taxes of $6,600,000, or 20.5% of pretax income, during the first nine months of 2022, as compared to $6,154,000, or 20.9% of pretax income, during the same period in 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-exempt income from investments in and loans to state and local units of government, investment in bank-owned life insurance, and investments in low-income housing partnerships (which qualify for federal tax credits). In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $211,000 for the nine months ended September 30, 2022 and 2021.

FINANCIAL CONDITION

Assets totaled $2,654,153,000 at September 30, 2022 compared to $2,786,987,000 at December 31, 2021, and $2,792,792,000 at September 30, 2021. Average earning assets during the nine months ended September 30, 2022 increased to $2,539,550,000 from $2,483,036,000 during the same period in 2021. Average interest bearing liabilities increased in 2022 to $1,822,406,000 from $1,761,808,000 in 2021.

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

At September 30, 2022, the securities balance included a net unrealized loss on available for sale securities of $56,856,000, net of taxes, on amortized cost of $571,944,000 versus a net unrealized loss of $3,474,000, net of taxes, on amortized cost of $441,565,000 at December 31, 2021, and a net unrealized loss of $953,000, net of taxes, on amortized cost of $412,901,000 at September 30, 2021. The change in fair value of available for sale securities during 2022 was a result of the greater amount of investments in the available for sale portfolio and by a decrease in fair value due to a rise in market interest rates.

At September 30, 2022, the securities balance included held to maturity securities with an amortized cost of $66,304,000 and a fair value of $56,801,000 as compared to an amortized cost of $6,454,000 and a fair value of $6,652,000 at December 31, 2021, and an amortized cost of $7,220,000 and a fair value of $7,482,000 at September 30, 2021. During the six months ending June 30, 2022, approximately $39.7 million of municipal securities were transferred from available for sale to held to maturity to mitigate the unrealized loss on available for sale securities. The held to maturity securities also include U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed.

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

Loans

Loans outstanding increased by $40,242,000, or 2.7%, at September 30, 2022 from September 30, 2021, and increased by $58,701,000, or 4.0%, from December 31, 2021, to September 30, 2022. The increase in loans is largely attributable to growth in the commercial lending portfolio. Despite the intense competition in the Corporation’s market areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. Total commercial purpose segments increased $50,886,000, or 5.0%, as compared to December 31, 2021. Commercial loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Included in commercial loans are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local municipal body. In many cases, these loans are obtained through a bid process with other local and regional banks. These loans are predominantly bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $73,644,000 at September 30, 2022, an increase of 17.2% from $62,823,000 held at the end of 2021; these loans are especially subject to refinancing in certain rate environments. Residential real estate mortgage lending increased by $6,329,000, or 1.4%, as compared to December 31, 2021. Of the $448,216,000 total in residential mortgage loans at September 30, 2022, $132,281,000 were secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.7% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of September 30, 2022, the Corporation had an outstanding balance of $230,000 under the PPP program, net of repayments and forgiveness to date. As of

September 30, 2022, the Corporation had originated an aggregate total of 2,217 loans in the amount of $223,036,703 under the PPP. Deferred fee income was approximately $9.5 million, before costs. The Corporation recognized $2,875,000 of PPP fee income during 2020, $5,627,000 during 2021, and $974,000 during the nine months ended September 30, 2022.

Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and in the northern Maryland area. This region currently and historically has lower unemployment rates than the U.S. as a whole. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $432,075,000, or 12.3% of total loans, at September 30, 2022. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.

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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2022 and the resulting allowance at September 30, 2022, are appropriate given management’s current analysis of the continuing level of risk in the loan portfolio. Management also believes the unallocated allowance is appropriate. In addition, there are certain loans that, although they did not meet the criteria for impairment, management believes there was a strong possibility that these loans represented potential losses at September 30, 2022. The amount of the unallocated portion of the allowance was $280,000 at September 30, 2022, as management concluded that the loan portfolio was better reflected in metrics used in the allocated evaluation. Otherwise, the assessment concluded that credit quality was stable, COVID-19 related charge-offs were relatively low and past due loans manageable.

Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.

Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent quarters’ improvement in the credit quality in the loan portfolio, and with lessened risk from the impact of the COVID-19 crisis. The provision for year-to-date September 30, 2022 and 2021, was $0 and $50,000, respectively. The decrease in the allowance for loan losses as a percentage of total loans of 1.29% at September 30, 2021 to 1.18% at September 30, 2022 was primarily related to the improvement in qualitative factors, specifically economic and trends in delinquency and nonaccruals.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Upon adoption, the change in this accounting guidance could result in an increase in the Corporation’s allowance for loan losses and require the Corporation to record loan losses more rapidly. In October 2019, FASB voted to delay implementation of the CECL standard for certain companies, including those companies that qualify as a smaller reporting company under SEC rules until January 1, 2023. As a result, ACNB used the deferral period to develop the proper procedures, data sources and testing for implementation.

The allowance for loan losses at September 30, 2022, was $17,952,000, or 1.18% of total loans (1.44% of non-acquired loans), as compared to $19,141,000, or 1.29% of loans, at September 30, 2021, and $19,033,000, or 1.30% of loans, at December 31, 2021. The decrease from year-end resulted from charge-offs of $1,081,000 net of recoveries and $0 in provisions as shown in the table below. In the following discussion, acquired loans from Frederick and New Windsor were recorded at fair value at the acquisition date and are not included in the tables and information below, see more information in Note 8 — “Loans” in the Notes to Consolidated Financial Statements.

Changes in the allowance for loan losses were as follows:

In thousands	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021
Beginning balance – January 1	$19,033	$20,226	$20,226
Provisions charged to operations	—	50	50
Recoveries on charged-off loans	53	75	57
Loans charged-off	(1,134)	(1,318)	(1,192)
Ending balance	$17,952	$19,033	$19,141

Loans past due 90 days and still accruing were $1,476,000 and nonaccrual loans were $2,426,000 as of September 30, 2022. $0 of the nonaccrual balance at September 30, 2022, were in troubled debt restructured loans. $3,489,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $430,000 at September 30, 2021, while nonaccrual loans were $5,618,000. $79,000 of the nonaccrual balance at September 30, 2021, was in troubled debt restructured loans. $3,600,000 of the impaired loans were accruing troubled debt restructured loans. Loans past due 90 days and still accruing were $730,000 at December 31, 2021, while nonaccrual loans were $5,489,000. $63,000 of the nonaccrual balance at December 31, 2021, were in troubled debt restructured loans. $3,574,000 of the impaired loans were accruing troubled debt restructured loans.

Because of the manageable level of nonaccrual and substandard loans in 2022, no addition to the allowance was necessary even with year to date net charge-offs of $1,081,000.

The Corporation implemented numerous initiatives to support and protect employees and customers during the COVID-19 pandemic. These efforts continue with current information and guidelines related to ongoing COVID-19 initiatives. As of September 30, 2022 and 2021, the Corporation no longer had any temporary loan modifications or deferrals for either commercial or consumer customers, furthering the positive trend of improvement in 2021.

As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2022, as compared to December 31, 2021, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2022
Owner occupied commercial real estate	4	$1,483	$—	$—	In market	2012 - 2017
Investment/rental residential real estate	1	104	—	—	In market	2016
Commercial and industrial	2	839	687	—	In market	2017 - 2018
Total	7	$2,426	$687	$—

December 31, 2021
Owner occupied commercial real estate	7	$3,890	$599	$—	In market	2008 - 2019
Investment/rental residential real estate	1	112	—	—	In market	2016
Commercial and industrial	3	1,487	856	970	In market	2008 - 2019
Total	11	$5,489	$1,455	$970

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

The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at September 30, 2022.

Owner occupied commercial real estate at September 30, 2022, includes four unrelated loan relationships. The merger-acquired loan relationship for a light manufacturing enterprise was paid off during the third quarter of 2022. An $859,000 relationship in food service that was performing when acquired was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received. A $255,000 commercial mortgage loan was added to this category in the third quarter of 2022. The other unrelated loans in this category have balances of less than $189,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2012 and 2017 and are business loans impacted by specific borrower credit situations. Collateral valuation resulted in no specific allocations for these four loan relationships. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.

The acquired commercial real estate participation loan previously included in this category was transferred to foreclosed assets held for resale. The Corporation previously recognized an $831,000 specific reserve on this loan and the $831,000 was charged-off during the third quarter of 2022.

Investment/rental residential real estate at September 30, 2022, includes one loan relationship (which is deemed to be adequately collateralized) totaling $104,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; this relationship is making principal reductions.

A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $163,000. Liquidation is mostly complete with a specific allocation of $11,000 after a $970,000 third quarter of 2021 charge-off. A related $441,000 owner occupied real estate loan was also in nonaccrual but settled in the first quarter of 2022. A third unrelated loan relationship was added in the first quarter of 2021 with an outstanding balance of $676,000 and a specific allocation of $676,000 due to concerns on collateralization and liens.

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

Premises and Equipment

On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. The Upper Adams Office opened in October 2022 and, as a result, three offices were consolidated and transferred to Assets Held for Sale at fair market value. Also, as part of the Bank’s branch optimization program, in the third quarter of 2022, the Bank announced the planned closure of three additional community banking offices effective December 2022. As a result, two branches were transferred to Assets Held for Sale at fair market value.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale consists of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. These fair values, less estimated costs to sell, become the Corporation’s new cost basis. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. One commercial participation loan relationship moved to foreclosed assets held for resale during the third quarter of 2022 in the amount of $474,000.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,336,213,000 as of September 30, 2022. Deposits decreased by $81,348,000, or 3.4%, from September 30, 2021, to September 30, 2022, and decreased by $90,176,000, or 3.7%, from December 31, 2021, to September 30, 2022. Since December 31, 2021, the decrease in deposits was due to customers beginning to seek higher yielding alternative investment products as market interest rates rose during the first three quarters of 2022. Otherwise, deposits vary between quarters mostly reflecting different levels held by local government and school districts during different times of the year. ACNB’s deposit pricing function employs a disciplined pricing approach based upon alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including a local government investment trusts, credit unions and larger regional banks. Continued periods where rates rise, or when the equity markets are high, funds could leave the Corporation or be priced higher to maintain deposits.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2022, short-term Bank borrowings were $41,641,000, as compared to $35,202,000 at December 31, 2021, and $44,605,000 at September 30, 2021. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. In comparison to year-end 2021, repurchase agreement balances were up $6,439,000, or 18.3%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2022 and 2021, or December 31, 2021. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. Long-term borrowings consist of longer-term advances from the FHLB that provides term funding for loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $24,050,000 at September 30, 2022, versus $34,700,000 at December 31, 2021, and $41,700,000 at September 30, 2021. Long-term borrowings decreased 42.3% from September 30, 2021 as excess liquidity was used to pay down higher cost funding. ACNB Insurance Services, Inc. borrowed $1.5 million from a local bank in the first quarter of 2022 to fund its acquisition. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $232,370,000 at September 30, 2022, compared to $272,114,000 at December 31, 2021, and $269,840,000 at September 30, 2021. Shareholders’ equity decreased in the first nine months of 2022 by $39,744,000 primarily due to a net decrease in the fair value of the investment portfolio given rising market rates.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2022, ACNB earned $25,553,000 and paid dividends of $6,734,000 for a dividend payout ratio of 26.4%. During the first nine months of 2021, ACNB earned $23,339,000 and paid dividends of $6,710,000 for a dividend payout ratio of 28.8%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date September 30, 2022, 16,226 shares were issued under this plan with proceeds in the amount of $535,000. Year-to-date September 30, 2021, 17,897 shares were issued under this plan with proceeds in the amount of $510,000.

ACNB Corporation has a Restricted Stock plan available to selected officers and employees of the Bank, to advance the best interest of ACNB Corporation and its shareholders. The plan provides those persons who have responsibility for its growth with additional incentive by allowing them to acquire an ownership in ACNB Corporation and thereby encouraging them to contribute to the success of the Corporation. As of September 30, 2022, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on

February 24, 2019, and no further shares may be issued under the plan.

On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the 2009 Restricted Stock Plan. As of September 30, 2022, 57,522 shares were issued under this plan and 516,533 shares were available for grant.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 109,931 shares purchased under the plan during the quarter ended September 30, 2022 and 252,227 shares in total purchased under this plan.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of September 30, 2022, and December 31, 2021, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory ratios as of September 30, 2022, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

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

The banking subsidiary’s capital ratios are as follows:

	September 30, 2022	December 31, 2021	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.26%	8.81%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	15.01%	16.32%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.01%	16.32%	8.00%
Total risk-based capital ratio	16.11%	17.57%	10.00%

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.

ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, and the ability to borrow from the FHLB. At September 30, 2022, ACNB’s banking subsidiary had a borrowing capacity of approximately $802,000,000 from the FHLB, of which $786,000,000 was available. Because of various restrictions and requirements on utilizing the available balance, ACNB considers $585,000,000 to be the practicable additional borrowing capacity, which is considered to be sufficient for operational needs. The FHLB system is self-capitalizing, member-owned, and its member banks’ stock is not publicly traded. ACNB creates its borrowing capacity with the FHLB by granting a security interest in certain loan assets with requisite credit quality. ACNB has reviewed information on the FHLB system and the FHLB of Pittsburgh, and has concluded that they have the capacity and intent to continue to provide both operational and contingency liquidity. The FHLB of Pittsburgh instituted a requirement that a member’s investment securities must be moved into a safekeeping account under FHLB control to be considered in the calculation of maximum borrowing capacity. The Corporation currently has securities in safekeeping at the FHLB of Pittsburgh; however, the safekeeping account is under the Corporation’s control. As better contingent liquidity is maintained by keeping the securities under the Corporation’s control, the Corporation has not moved the securities which, in effect, lowered the Corporation’s maximum borrowing capacity. However, there is no practical reduction in borrowing capacity as the securities can be moved into the FHLB-controlled account promptly if they are needed for borrowing purposes.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $41,641,000 and $35,202,000 at September 30, 2022, and December 31, 2021, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2022, the Corporation had unfunded outstanding commitments to extend credit of approximately $388,631,000 and outstanding standby letters of credit of approximately $11,989,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

RECENT LEGAL AND REGULATORY DEVELOPMENTS

Management has reviewed the recent development sections that were previously disclosed in the Annual Report on Form 10-K for the fiscal period ended December 31, 2021 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. There are no material changes in the recent legal and regulatory development section as previously disclosed in the recent developments section on the Form 10-K and 10-Q.

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

Monetary and Fiscal Policy

ACNB and its subsidiary bank are affected by the monetary and fiscal policies and regulations of government agencies, including the Federal Reserve and FDIC. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. The nature and impact of monetary and fiscal policies on future business and earnings of ACNB cannot be predicted at this time. From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of ACNB and the subsidiary bank, or otherwise change the business environment. Management cannot predict whether any of this legislation will have a material effect on the business of ACNB.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2022, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There are no material changes in risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of September 30, 2022, there were 25,945 shares of common stock granted as restricted stock awards under this plan to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2022, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of September 30, 2022, there were 230,721 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2022, there were 57,522 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 516,533. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 109,931 treasury shares purchased under this plan during the quarter ended September 30, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31, 2022	95,442	$31.36	237,738	23,262
August 1 - August 31, 2022	14,489	$34.46	252,227	8,773
Total	109,931	$32.35	252,227	8,773

On June 2, 2022, the Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker was authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act), and was effective 30 days after the date of the agreement or on July 5, 2022, and terminated, subject to certain other conditions set forth in the agreement, on July 28, 2022. The shares were purchased pursuant to the Corporation’s previously announced stock repurchase program and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans.

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

Exhibit 10.1
ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to James P. Helt, David W. Cathell and Lynda L. Glass. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.2
ACNB Bank Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Daniel W. Potts, Marian B. Schultz, D. Arthur Seibel, Jr., David L. Sites, Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

Exhibit 10.3
ACNB Bank Amended and Restated Director Deferred Fee Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Marian B. Schultz, D. Arthur Seibel, Jr., Alan J. Stock and James E. Williams. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

Exhibit 10.4	ACNB Bank Salary Savings Plan.

Exhibit 10.5	Group Pension Plan for Employees of ACNB Bank.

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

Exhibit 10.8	ACNB Corporation 2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

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

Exhibit 10.16
Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.17
ACNB Corporation 2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

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

Exhibit 10.20
Form of Exhibit B Split Dollar Policy Endorsement to ACNB Bank Amended and Restated Director Supplemental Life Insurance Plan dated November 27, 2018. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

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

Exhibit 10.23
Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

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

Exhibit 10.26
Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.27
Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.28
First Amendment to ACNB Bank Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.29
First Amendment to ACNB Bank Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.30
Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of January 31, 2022. (Incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

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

ACNB CORPORATION (Registrant)

Date:	November 4, 2022	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)