Form 10-K
period 2022-12-31
ACNB CORP
filed 2023-03-03
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2022, was approximately $248,708,346.
The number of shares of the registrant’s common stock outstanding on March 3, 2023, was 8,514,970.
Documents Incorporated by Reference
Portions of the registrant’s 2023 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

PART I

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties, and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of lingering effects of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s market areas; failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS
ACNB CORPORATION
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank (Bank), Gettysburg, Pennsylvania, and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc., Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 26 community banking offices and three loan offices located in the Pennsylvania counties of Adams, Cumberland, Franklin, Lancaster and York and the Maryland counties of Baltimore, Carroll, and Frederick. ACNB Insurance Services, Inc., the Corporation’s insurance subsidiary, is a full-service agency with licenses in 44 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania.
ACNB Corporation was formed in 1982, then became the bank holding company for Adams County National Bank (now ACNB Bank) in 1983. The Corporation purchased Russell Insurance Group, Inc. (now ACNB Insurance Services, Inc.), its insurance subsidiary, in 2005. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. (FCBI) and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland. On February 28, 2022, ACNB Insurance Services, Inc. completed the acquisition of the business and assets of Hockley & O’Donnell Insurance Agency, LLC, Gettysburg, PA.
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
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal market areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County and Frederick County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2022, ACNB Bank had total assets of $2,487,000,000, total gross loans of $1,539,000,000, total deposits of $2,201,000,000, and total equity capital of $226,000,000. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. In addition to its main office, as of December 31, 2022, the Bank has a total of 16 community banking offices in Pennsylvania, including 9 offices in Adams County, five offices in York County, one office in Cumberland County, and one office in Franklin County. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. NWSB Bank, a division of ACNB Bank, serves its local marketplace via a network of five community banking offices located in Carroll County, Maryland. FCB Bank, a division of ACNB Bank, serves its marketplace via a network of four community banking offices located in Frederick County, Maryland. Effective January 1, 2023, NWSB Bank and FCB Bank, formally adopted the ACNB Bank name and brand identity in the counties of Carroll and Frederick in northern Maryland, respectively. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (FDIC). The FDIC, as provided by law, insures the Bank’s deposits.
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

A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, ACNB Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $310,600,000 at December 31, 2022.
In addition to ACNB Bank Trust & Investment Services, under the umbrella of ACNB Wealth Management, the Bank offers retail brokerage services through a third-party provider as a result of the acquisition of New Windsor State Bank effective July 1, 2017. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2022, total assets under management with the broker/dealer were $208,200,000.
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
ACNB Corporation’s wholly-owned subsidiary, ACNB Insurance Services, Inc., is a full-service insurance agency that offers a broad range of property, casualty, health, life and disability insurance to both commercial and individual clients with licenses in 44 states. Based in Westminster, Maryland, ACNB Insurance Services, Inc., has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. ACNB Insurance Services, Inc. operates additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. Total assets of ACNB Insurance Services, Inc. as of December 31, 2022, were $20,154,000.
ACNB Insurance Services, Inc. is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate segment. Financial information on this segment is included in the Notes to Consolidated Financial Statements, Note S — “Segment and Related Information”.
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s major operations are in the more rural and small town areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County and Frederick County, Maryland. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2022 averaged 3.24% in the subsidiary bank’s six-county marketplace, while it was 4.13% overall in Pennsylvania and Maryland, and 3.64% in the United States.
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
Deposit Insurance
Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.
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

•A minimum leverage ratio of 4.0%.
In addition, the final rules established a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.
A discussion of how these capital rules affect ACNB Corporation appears under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

To date, the JOBS Act has not had an immediate application to the Corporation, and has had no material impact to the Corporation, its assets or its operations. Management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.
Dividends
ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank and state laws effect dividends by ACNB’s insurance subsidiary. For further information, please refer to Regulation of Bank below.
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
EMPLOYEES
As of December 31, 2022, ACNB had 397 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.
ACQUISITIONS
ACNB Corporation and its subsidiaries have pursued organic and inorganic growth strategies. In pursuit of the inorganic growth strategy, on July 1, 2017, ACNB acquired New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, headquartered in Taneytown, Maryland. Additionally, on January 11, 2020, ACNB acquired Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland.
On February 28, 2022, ACNB Insurance Services, Inc., the wholly owned insurance subsidiary of ACNB Corporation, acquired Hockley & O’Donnell Insurance Agency, LLC, located in Gettysburg, Pennsylvania. The purchase price was $7,800,000 and was funded with all cash and no additional contingent payments were required.

ITEM 1A—RISK FACTORS
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
ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2022, approximately 70% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.
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
IF ACNB CONCLUDES THAT THE DECLINE IN VALUE OF ANY OF ITS AVAILABLE FOR SALE OR HELD TO MATURITY INVESTMENT SECURITIES IS AN OTHER-THAN-TEMPORARY IMPAIRMENT, ACNB IS REQUIRED TO WRITE DOWN THE VALUE OF THAT SECURITY THROUGH A CHARGE TO EARNINGS.
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

STRATEGIC AND EXTERNAL RISKS
ACNB’S PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN ITS MARKET AREA AND IN THE COMMONWEALTH OF PENNSYLVANIA AND THE STATE OF MARYLAND.
ACNB’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the southcentral Pennsylvania and northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB’s products and services, as well as the ability of ACNB’s customers to repay loans, the value of the collateral securing the loans, and the stability of ACNB’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences and instability, unemployment, changes in securities markets, epidemics and pandemics (such as COVID-19) and governmental responses thereto, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB’s financial condition and results of operations.
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
The regulatory environment for the financial services industry is being significantly impacted by financial regulatory reform initiatives in the United States and elsewhere, and regulations promulgated to implement them, including Dodd-Frank.
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
While much of how Dodd-Frank and other financial industry reforms will change ACNB’s current business operations depends on the specific regulatory reforms and interpretations. It is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on the entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which ACNB does business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which ACNB will be able to adjust its businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, ACNB believes compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit ACNB’s ability to pursue certain business opportunities.
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
MARKET VOLATILITY AND OTHER CONDITIONS AND FACTORS MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB’S LIQUIDITY AND FINANCIAL CONDITION.
The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. In addition, other conditions and factors that could materially adversely affect ACNB’s liquidity and funding including a lack of market or customer confidence in, or negative news about, ACNB or the financial services industry generally which also may result in a loss of deposits and/or negatively affect ACNB’s ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing ACNB’s funding transactions. Many of the above conditions and factors may be caused by events over which ACNB has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, ACNB’s customers may be adversely impacted by such conditions, which could have a negative impact on ACNB’s business, financial condition and results of operations.
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
SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM, GEOPOLITICAL RISKS/EVENTS, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT ACNB’S BUSINESS.
The unpredictable nature of events such as severe weather, natural disasters, acts of war or terrorism (international or domestic), geopolitical risks/events, and other adverse external events could have a significant impact on ACNB’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, ACNB could be materially adversely affected. Third parties with which ACNB does business could also be sources of operational risk to ACNB, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish ACNB’s ability to operate one or more of the Corporation’s businesses, or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect ACNB. Such events could affect the stability of ACNB’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair ACNB’s liquidity, cause significant property damage, result in loss of revenue, and/or cause ACNB to incur additional expenses.

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
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (CECL) model. The new CECL model became effective for ACNB on January 1, 2023, and for interim periods for that year. Under the CECL model, ACNB will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (GAAP), which delays recognition until it is probable a loss has been incurred. Accordingly, ACNB expects that the adoption of the CECL model will materially affect how ACNB determines the allowance for loan losses and could require ACNB to significantly increase the allowance. Moreover, the CECL model may create more volatility in the level of ACNB’s allowance for loan losses. If ACNB is required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect ACNB’s business, financial condition and results of operations.
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

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
ACNB Bank, including its main community banking office in Gettysburg, Adams County, Pennsylvania, had a community banking office network of 26 offices in Pennsylvania and Maryland at December 31, 2022. Including the main office, 10 community banking offices are located in Adams County, one is located in Cumberland County, one is located in Franklin County, and five are located in York County, Pennsylvania. There are also loan production offices situated in Lancaster and York Counties, Pennsylvania, as well as another loan production office in Hunt Valley, Maryland. In Maryland, there are five community banking offices located in Carroll County and four community banking offices located in Frederick County. Bank offices at 15 locations are owned, while 11 are leased. All real estate owned by the subsidiary bank is free and clear of encumbrances. All community banking offices are adequate for the purpose intended. ACNB Insurance Services, Inc. owns offices, free and clear of encumbrances, located in Carroll County and Harford County, Maryland, and leases offices in Gettysburg, Pennsylvania.

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2022, there were no material pending legal proceedings, other than ordinary routine litigation incidental to and in the ordinary course of the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2022 and 2021, there were 20,000,000 shares of common stock authorized, 8,838,720 and 8,795,877 shares issued, respectively, and 8,515,120 and 8,679,206 shares outstanding, respectively. As of December 31, 2022, ACNB had approximately 2,527 stockholders of record. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note J — “Regulatory Restrictions on Dividends” and Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2022, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2022, there were no issued or outstanding shares of preferred stock.
On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2022, there were 235,403 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2022, there were 57,522 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 516,533. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 261,000 treasury shares purchased under this plan as of December 31, 2022. There were 8,773 shares purchased during the most recent quarter, effectively completing the authorization for the repurchase of shares under this program.
The following table is a summary of the Corporation’s purchases of common stock during the fourth quarter of 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
November 1 - November 30, 2022	8,773	$34.58	261,000	0
Total	8,773	$34.58	261,000	0
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
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of December 31, 2022, no common stock had been repurchased under this new plan.
On November 23, 2022, ACNB Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker was authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act), and commenced on December 26, 2022, and terminated, subject to certain other conditions set forth in the agreement, on January 27, 2023. The shares were to be purchased pursuant to the Corporation’s common stock repurchase program, as previously announced on October 24, 2022, and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.
There have been no unregistered sales of stock in 2022 or 2021.

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

EXECUTIVE OVERVIEW

	For the Year Ended December 31,
Dollars in thousands, except per share data	2022	2021	2020	2019	2018
INCOME STATEMENT DATA
Interest income	$87,049	$78,159	$85,290	$69,558	$64,494
Interest expense	3,624	6,915	12,222	10,140	7,399
Net interest income	83,425	71,244	73,068	59,418	57,095
Provision for loan losses	—	50	9,140	600	1,620
Net interest income after provision for loan losses	83,425	71,194	63,928	58,818	55,475
Other income	21,807	22,776	20,090	18,169	15,948
Other expenses	60,281	58,951	61,316	47,621	44,703
Income before income taxes	44,951	35,019	22,702	29,366	26,720
Provision for income taxes	9,199	7,185	4,308	5,645	4,972
Net income	$35,752	$27,834	$18,394	$23,721	$21,748
BALANCE SHEET DATA (AT YEAR-END)
Assets	$2,525,507	$2,786,987	$2,555,362	$1,720,253	$1,647,724
Securities	$620,250	$446,161	$350,182	$212,177	$190,835
Loans, net	$1,520,749	$1,449,394	$1,617,558	$1,258,766	$1,288,501
Deposits	$2,198,975	$2,426,389	$2,185,525	$1,412,260	$1,348,092
Borrowings	$62,954	$69,902	$92,209	$99,731	$118,164
Stockholders’ equity	$245,042	$272,114	$257,972	$189,516	$168,137
COMMON SHARE DATA
Earnings per share — basic	$4.15	$3.19	$2.13	$3.36	$3.09
Cash dividends declared	$1.06	$1.03	$1.00	$0.98	$0.89
Book value per share	$28.78	$31.35	$29.62	$26.77	$23.86
Weighted average number of common shares	8,623,012	8,714,926	8,638,654	7,061,524	7,035,818
Dividend payout ratio	25.50%	32.22%	47.22%	29.17%	28.79%
PROFITABILITY RATIOS AND CONDITION
Return on average assets	1.31%	1.03%	0.78%	1.40%	1.34%
Return on average equity	14.35%	10.52%	7.39%	13.33%	13.62%
Average stockholders’ equity to average assets	9.15%	9.81%	10.53%	10.54%	9.85%
SELECTED ASSET QUALITY RATIOS
Non-performing loans to total loans	0.25%	0.42%	0.48%	0.40%	0.52%
Net charge-offs to average loans outstanding	0.08%	0.08%	0.16%	0.06%	0.13%
Allowance for loan losses to total loans	1.16%	1.30%	1.23%	1.09%	1.07%
Allowance for loan losses to non-performing loans	463.08%	306.05%	256.16%	269.27%	206.51%

Consolidated Condensed Statements of Income for the three months and years ended December 31, 2022 and 2021 are as follows:

Dollars in thousands, except per share data	Three Months Ended December 31,		Years Ended December 31,
INCOME STATEMENT DATA	2022	2021	2022	2021
Interest income	$24,894	$18,674	$87,049	$78,159
Interest expense	846	1,324	3,624	6,915
Net interest income	24,048	17,350	83,425	71,244
Provision for loan losses	—	—	—	50
Net interest income after provision for loan losses	24,048	17,350	83,425	71,194
Other income	5,423	5,633	21,807	22,776
Other expenses	16,673	17,457	60,281	58,951
Income before income taxes	12,798	5,526	44,951	35,019
Provision for income taxes	2,599	1,031	9,199	7,185
Net income	$10,199	$4,495	$35,752	$27,834
Basic earnings per share	$1.20	$0.52	$4.15	$3.19
The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets.
The Corporation’s overall strategy is to increase loan growth in its local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. ACNB reported record earnings in 2022 driven by strong growth in net interest income. The 2022 net income of $35,752,000 represents a 28.4% increase over the net income results for the year ended December 31, 2021. Basic earnings per share in 2022 increased 30.1% over the earnings per share for 2021.
In 2022, the Corporation’s net interest margin increased to 3.33% compared to 2.82% in 2021. Net interest income was $83,425,000 in 2022 compared to $71,244,000 in 2021. The increase was driven by higher interest rates, deployment of excess liquidity, lower funding costs and growth in higher-yielding assets. Other income was $21,807,000 and $22,776,000 in 2022 and 2021, respectively. The decrease was primarily a result of lower income from mortgage loans held for sale, as interest rates continued to increase in 2022, and losses from the changes in fair value of equity securities. Other expenses increased to $60,281,000, or by 2.3%, in 2022, as compared to $58,951,000 in 2021. The increase was driven primarily by equipment, professional services, FDIC and regulatory, intangible assets amortization and other operating expenses partially offset by a decrease in salary and employee benefits expense. A more thorough discussion of the Corporation’s results of operations is included in the following pages.

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

The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:
Table 1 — Average Balances, Rates and Interest Income and Expense

	2022			2021
Dollars in thousands	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
INTEREST EARNING ASSETS
Loans	$1,506,354	$70,246	4.66%	$1,552,074	$71,186	4.59%
Taxable securities	516,126	9,799	1.90%	358,256	5,423	1.51%
Tax-exempt securities	53,242	1,144	2.15%	38,829	543	1.40%
Total Securities	569,368	10,943	1.92%	397,085	5,966	1.50%
Other	427,706	5,860	1.37%	578,150	1,007	0.17%
Total Interest Earning Assets	2,503,428	87,049	3.48%	2,527,309	78,159	3.09%
Cash and due from banks	31,511			23,799
Premises and equipment	29,205			30,742
Other assets	175,492			136,035
Allowance for loan losses	(18,679)			(19,927)
Total Assets	$2,720,957			$2,697,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$946,864	$1,091	0.12%	$872,729	$911	0.10%
Savings deposits	409,839	167	0.04%	367,543	664	0.18%
Time deposits	370,766	1,303	0.35%	494,322	3,437	0.70%
Total Interest Bearing Deposits	1,727,469	2,561	0.15%	1,734,594	5,012	0.29%
Short-term borrowings	35,882	77	0.21%	35,153	39	0.11%
Long-term borrowings	24,814	986	3.97%	49,935	1,864	3.73%
Total Interest Bearing Liabilities	1,788,165	3,624	0.20%	1,819,682	6,915	0.38%
Non-interest bearing demand deposits	609,622			594,483
Other liabilities	74,096			19,119
Stockholders’ equity	249,074			264,674
Total Liabilities and Stockholders’ Equity	$2,720,957			$2,697,958
NET INTEREST INCOME		$83,425			$71,244
INTEREST RATE SPREAD			3.28%			2.71%
NET INTEREST MARGIN			3.33%			2.82%

For yield calculation purposes, nonaccruing loans are included in average loan balances. Loan fees (including PPP fees) of $2,193,000 and $6,117,000 as of December 31, 2022 and 2021, respectively, are included in interest income. Yields on tax-exempt securities and loans are not tax effected.
Table 1 presents balance sheet items on a daily average basis, net interest income, interest rate spread, and net interest margin for the years ending December 31, 2022 and 2021. Table 2 analyzes the relative impact on net interest income for changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by the Corporation on such assets and liabilities.
Net interest income totaled $83,425,000 for the year ended December 31, 2022, compared to $71,244,000 for the same period in 2021, an increase of $12,181,000, or 17.1%. Net interest income increased due to a higher net interest margin that benefited from higher interest rates, deployment of excess liquidity into securities, lower funding costs and growth in higher-yielding assets. Interest income increased $8,890,000, or 11.4%, driven by higher interest rates and a shift from cash and cash equivalents into securities. Interest expense decreased $3,291,000, or 47.6%, in 2022 from 2021. The decrease in interest expense was driven by a reduction in long-term borrowings and a reduction in deposits costs. Paycheck Protection Program (PPP) fees and purchase accounting accretion for the year ended December 31, 2022 totaled $3,768,000, compared to $8,781,000 for the year ended December 31, 2021.
Average earning assets were $2,503,428,000 in 2022, a decrease of $23,881,000, or 0.9%, from the average balance of $2,527,309,000 in 2021. Average cash and cash equivalents decreased while average total securities increased in 2022 as compared to 2021. Average interest bearing liabilities were $1,788,165,000 in 2022, down from $1,819,682,000 in 2021.

Average deposits (including non-interest bearing) were up 0.3%, while average borrowings decreased by 28.7% due to principal paybacks. Average lower-cost transaction and savings deposits increased in 2022. The decrease in average time deposits was in part from existing customers moving to better liquidity available from transaction and savings deposits.
The following table shows changes in net interest income attributed to changes in rates and changes in average balances of interest earning assets and interest bearing liabilities:
Table 2 — Rate/Volume Analysis

	2022 versus 2021
	Due to Changes in
In thousands	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$(2,119)	$1,179	$(940)
Taxable securities	2,775	1,601	4,376
Tax-exempt securities	246	355	601
Total Securities	3,021	1,956	4,977
Other	(328)	5,181	4,853
Total	$574	$8,316	$8,890
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$81	$99	$180
Savings deposits	69	(566)	(497)
Time deposits	(716)	(1,418)	(2,134)
Short-term borrowings	1	37	38
Long-term borrowings	(991)	113	(878)
Total	(1,556)	(1,735)	(3,291)
Change in Net Interest Income	$2,130	$10,051	$12,181
The net change attributable to the combination of rate and volume has been allocated on a consistent basis between volume and rate based on the absolute value of each. For yield calculation purposes, nonaccruing loans are included in average balances.
Provision for Loan Losses
As a result of stable loan metrics, combined with low credit losses in the portfolio, the provision for loan losses charged against earnings was $0 in 2022 compared to $50,000 in 2021. The determination of the provision was a result of the analysis of the adequacy of the allowance for loan losses calculation. The allowance for loan losses generally does not include the loans acquired through acquisition, which were recorded at fair value as of the acquisition date. Each quarter, the Corporation assesses risk in the loan portfolio and reserve required compared with the balance in the allowance for loan losses and the current evaluation factors. For additional discussion of the provision and the loans associated therewith, please refer to the Asset Quality section of this Management’s Discussion and Analysis. ACNB charges confirmed loan losses to the allowance and credits the allowance for recoveries of previous loan charge-offs.
Other Income
Other income was $21,807,000 and $22,776,000 in 2022 and 2021, respectively. The decrease was primarily a result of lower income from mortgage loans held for sale, as interest rates continued to increase in 2022, and losses from the changes in fair value of equity securities. Income from mortgage loans held for sale was $487,000 for the year ended December 31, 2022 compared to $3,393,000 for the year ended December 31, 2021. A $298,000 net fair value loss was recognized on local bank and CRA-related equity securities in 2022 due to normal variations in market value compared to a $439,000 net fair value gain in 2021. A net loss of $234,000 was recognized on the sale of securities in 2022, and no securities were sold in 2021. The largest source of other income is commissions from insurance sales attributable to ACNB Insurance Services, Inc. Commissions from insurance sales increased by 35.1% in 2022 to $8,307,000, driven primarily by the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022. Service charges on deposit accounts increased 15.8% to $4,066,000 for 2022 driven by improved customer activity. During the third quarter of 2022, additional bank-owned life insurance was purchased with a cash surrender value of $12,200,000 driving the increase in 2022 as compared to 2021.
Other Expenses
Other expenses increased 2.3% to $60,281,000 for the year ended December 31, 2022. The largest component of other expenses is salaries and employee benefits, which decreased 2.3% in 2022 to $35,979,000 compared to $36,816,000 in 2021. The decrease was a result of lower incentive compensation and pension expenses. Equipment expense was $6,612,000 for the year ended December 31, 2022 compared to $6,175,000 for the prior year of 2021. The increase in equipment expense was attributable to the additional ongoing expenses related to the banking subsidiary’s core systems conversion in late 2021 and the implementation of a new loan origination system in late 2022. Professional services expense was $2,086,000 for the year ended December 31, 2022 compared to $1,304,000 for the prior year of 2021. The increase in professional services expense was a result of additional costs related to the change in the Corporation’s independent audit firm, consultants for Current Expected Credit Loss (CECL) standard readiness and purchase accounting work, loan workout costs for a large commercial loan, legal expenses, and executive recruiters to fill key roles within the organization. FDIC and regulatory and intangible assets amortization expenses were $1,128,000 and $1,492,000, respectively, for the year ended December 31, 2022 compared to $960,000 and $1,164,000 for the prior year of 2021. The increase in intangible assets amortization expense was due to the acquisition of the business and assets of the Hockley & O’Donnell Insurance Agency. Other operating expense was $6,154,000 for the year ended December 31, 2022 compared to $5,841,000 for the prior year of 2021. The increase in other operating expense was driven primarily by waived consumer loan fees, internet banking expense, and operational and customer fraud losses.
Provision for Income Taxes
ACNB recognized income taxes of $9,199,000, or 20.5% of pretax income, during 2022 as compared to $7,185,000, or 20.5%, during 2021. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Note K — “Income Taxes”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” includes a reconciliation of our federal statutory tax rate to the Corporation’s effective tax rate, which is a comparison between years and measures income tax expense as a percentage of pretax income.

FINANCIAL CONDITION
Total assets were $2,525,507,000 at December 31, 2022 compared to $2,786,987,000 at December 31, 2021, a decrease of 9.4%. The decrease was driven by a reduction in cash and cash equivalents of $541,970,000 as a result of investing excess cash into securities, funding loan growth and deposit outflows. Total loans outstanding were $1,538,610,000 at December 31, 2022 compared to $1,468,427,000 at December 31, 2021, an increase of 4.8%. Year-over-year, the increase was driven mainly by growth in the commercial real estate and construction loan portfolios. Excluding payoffs for PPP loans, loans grew by 6.0% from December 31, 2021 to December 31, 2022. Total securities were $620,250,000 at December 31, 2022 compared to $446,161,000 at December 31, 2021, an increase of 39.0%. Total deposits were $2,198,975,000 at December 31, 2022. Deposits decreased by $227,414,000, or 9.4%, since December 31, 2021. The decrease in deposits was a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022.
Investment Securities
ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The decision to change the securities portfolio in 2022 was to provide better yields on excess deposits. The investment portfolio is comprised of U.S. Government agency, municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.
At December 31, 2022, the securities balance included a net unrealized loss on available for sale securities of $52,734,000, net of taxes, on amortized cost of $617,641,000 versus a net unrealized loss of $3,474,000, net of taxes, on amortized cost of $441,565,000 at December 31, 2021. The change in fair value of available for sale securities during 2022 was driven by more investments in the available for sale portfolio and an increase in market interest rates during 2022. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained strong.
At December 31, 2022, the securities balance included held to maturity securities with an amortized cost of $64,977,000 and a fair value of $58,078,000, as compared to an amortized cost of $6,454,000 and a fair value of $6,652,000 at December 31, 2021. During the second quarter of 2022, approximately $39.7 million of municipal securities were transferred from available for sale to held to maturity to mitigate the unrealized loss on available for sale securities. The held to maturity securities also include U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
During 2022, the Corporation deployed excess liquidity by moving approximately $250,000,000 from cash and cash equivalents into higher-yielding securities. These new purchases were consistent with the current investment portfolio, but with higher yields to enhance the net interest margin and net interest income in future quarters. Purchases were primarily in government sponsored entities (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.
The fair values of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific security but rather by relying on the security’s relationship to other benchmark quoted prices. The Corporation uses independent service providers to provide matrix pricing. Please refer to Note C — “Securities” in the Notes to Consolidated Financial Statements for more information on the security portfolio and Note L — “Fair Value Measurements” in the Notes to Consolidated Financial Statements for more information about fair value which is incorporated herein by reference.
The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the end of the years indicated:
Table 3 — Investment Securities

In thousands	2022	2021
AVAILABLE FOR SALE SECURITIES AT FAIR VALUE
U.S. Government and agencies	$210,999	$245,041
Mortgage-backed securities	295,718	133,496
State and municipal	15,235	44,611
Corporate bonds	31,602	13,950
	$553,554	$437,098
HELD TO MATURITY SECURITIES AT AMORTIZED COST
Mortgage-backed securities	3,279	6,454
State and municipal	61,698	—
	$64,977	$6,454
EQUITY SECURITIES WITH READILY DETERMINABLE FAIR VALUES
CRA Mutual Fund	$915	$1,036
Canapi Ventures SBIC Fund	206	—
Stock in other Banks	598	1,573
	$1,719	$2,609

Table 4 discloses investment securities at the scheduled maturity date at December 31, 2022. Many securities have call features that make their redemption possible before the stated maturity date.
Table 4 — Securities Maturity Schedule

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
Dollars in thousands	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Government and agencies	$11,012	2.43%	$148,541	1.68%	$78,847	2.30%	$3,067	4.30%	$241,467	1.95%
Mortgage-backed securities	—	—	10,936	0.59	15,037	2.30	304,841	2.36	330,814	2.30
State and municipal	285	2.00	377	1.34	16,437	2.67	59,834	3.52	76,933	3.32
Corporate bonds	—	—	17,296	4.88	14,108	4.54	2,000	5.25	33,404	4.76
	$11,297	2.42%	$177,150	1.92%	$124,429	2.60%	$369,742	2.58%	$682,618	2.41%
Securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.
The Corporation continues to analyze increasing investments to increase interest income, despite the possible subsequent decrease in market value if rates increase further.
Fair value of equity securities with readily determinable fair values are as follows at December 31, 2022:

	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		No Maturity		Total
Dollars in thousands	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
CRA Mutual Fund	$—	—%	$—	—%	$—	—%	$915	—%	$915	—%
Canapi Ventures SBIC Fund	—	—	—	—	—	—	206	—	206	—
Stock in other Banks	—	—	—	—	—	—	598	—	598	—
	$—	—%	$—	—%	$—	—%	$1,719	—%	$1,719	—%
Loans
Year over year, loans outstanding increased by $70,183,000, or 4.8%, in 2022 as compared to 2021. Year-over-year, the increase was driven mainly by growth in the commercial real estate and construction loan portfolios. Excluding payoffs for PPP loans, loans grew by 6.0% from December 31, 2021 to December 31, 2022. Commercial real estate loans increased $35,550,000, or 4.5%, in 2022 while real estate construction loans increased $30,470,000, or 60.9% in 2022. Growth in both portfolios was spread throughout the footprint and across various property types. Despite the intense competition in the Corporation’s market areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process.

Residential real estate mortgages, which includes home equity loan and lines of credit secured by the owner’s home, increased by $4,352,000, or 1.0%. Growth was driven by an increase in home equity loans. Included in the mortgages were $114,751,000 in residential mortgage loans secured by junior liens or home equity loans, which are also in many cases junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply.
Included in the commercial, financial and agricultural category are loans to Pennsylvania school districts, municipalities (including townships) and essential purpose authorities. In most cases, these loans are backed by the general obligation of the local municipal body. In many cases, these loans are obtained through a bid process that includes other local and regional banks. These loans are predominantly bank qualified for mostly tax-free interest income treatment for federal income taxes. These loans totaled $72,945,000 in 2022, an increase of 16.1% from $62,823,000 held at the end of 2021; these loans are especially subject to refinancing in certain rate environments.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) of 2020 provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Corporation was automatically authorized to originate PPP loans. As of December 31, 2022, the Corporation did not have any outstanding balances under the PPP program. As of December 31, 2022, the Corporation had originated an aggregate total of 2,217 loans in the amount of $223,036,703 under the PPP. Deferred fee income was approximately $9.5 million, before costs. The Corporation recognized $986,000 and $5,627,000 of PPP fees in 2022 and 2021, respectively.
Table 5 — Loan Portfolio
Loans at December 31 were as follows:

In thousands	2022	2021
Commercial, financial and agricultural	$178,762	$179,567
Real estate:
Commercial	821,805	786,255
Construction	80,470	50,000
Residential	446,239	441,887
Consumer	11,334	10,718
Total Loans	$1,538,610	$1,468,427
The repricing range of the loan portfolio at December 31, 2022, and the amounts of loans with predetermined and fixed rates are presented in the tables below:
Table 6 — Loan Sensitivities
LOANS MATURING

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$41,813	$59,583	$77,366	$178,762
Real estate:
Commercial	33,306	86,125	702,374	821,805
Construction	24,670	17,091	38,709	80,470
Residential	32,454	30,231	383,554	446,239
Total	$132,243	$193,030	$1,202,003	$1,527,276

LOANS BY REPRICING OPPORTUNITY

In thousands	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$62,131	$64,136	$52,495	$178,762
Real estate:
Commercial	161,986	480,382	179,437	821,805
Construction	41,748	24,025	14,697	80,470
Residential	126,952	122,671	196,616	446,239
Total	$392,817	$691,214	$443,245	$1,527,276
Loans with a fixed interest rate	$95,530	$691,031	$439,840	$1,226,401
Loans with a variable interest rate	297,287	183	3,405	300,875
Total	$392,817	$691,214	$443,245	$1,527,276
Most of the Corporation’s lending activities are with customers located within the Bank’s market area of southcentral Pennsylvania and northern Maryland area. Unemployment rates in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $434,057,000, or 28.2% of total loans, at December 31, 2022. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio.
Asset Quality
The ACNB loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through prudent and disciplined underwriting standards, ongoing credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB’s credit risk. ACNB’s commercial, consumer and residential mortgage loans are principally to borrowers in ACNB’s market area of southcentral Pennsylvania and northern Maryland. As the majority of ACNB’s loans are located in this area, a substantial portion of the debtor’s ability to honor the obligation may be affected by the level of economic activity in the market area.
As a result of stable loan risk metrics, combined with low credit losses in the portfolio, the provision for loan losses for 2022 was $0 despite solid loan growth. Non-performing loans were $3,857,000, or 0.25% of total loans, at December 31, 2022, compared to $6,219,000, or 0.42% of total loans, at December 31, 2021. Non-performing assets were $4,331,000, or 0.17% of total assets, at December 31, 2022, compared to $6,219,000, or 0.22% of total assets, at December 31, 2021. Net charge-offs for the year ended December 31, 2022 were 0.08% of total average loans, compared to 0.08% for the year ended December 31, 2021. Net charge-offs for the year were due to a few isolated credits of unrelated borrowers and were not indicative of a general weakness in the overall loan portfolio.
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
The following table sets forth the Corporation’s non-performing assets as of the end of the years indicated:
Table 7 — Non-Performing Assets

Dollars in thousands	2022	2021
Nonaccrual loans, including TDRs	$2,654	$5,489
Accruing loans 90 days past due	1,203	730
Total Non-Performing Loans	3,857	6,219
Foreclosed assets	474	—
Total Non-Performing Assets	$4,331	$6,219
Total Accruing Troubled Debt Restructurings	$3,461	$3,574
Ratios:
Non-performing loans to total loans	0.25%	0.42%
Non-performing assets to total assets	0.17%	0.22%
Allowance for loan losses to non-performing loans	463.08%	306.05%
If interest due on all nonaccrual loans had been accrued at original contract rates, it is estimated that income before income taxes would have been greater by $410,000 in 2022 and $462,000 in 2021. The decrease in nonaccrual loans from 2021 to 2022 is discussed further below.
Impaired loans at December 31, 2022 and 2021, totaled $6,115,000 and $9,063,000, respectively. At December 31, 2022 and 2021, the Corporation had nonaccruing and accruing troubled debt restructurings of $3,461,000 and $3,637,000, respectively. $0 and $63,000, respectively, of the impaired loans were troubled debt restructured loans, which were also classified as nonaccrual. $3,461,000 and $3,574,000 of the impaired loans were accruing troubled debt restructured loans at December 31, 2022 and 2021, respectively. Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The related allowance for loan losses on all impaired loans totaled $820,000 and $1,455,000 at December 31, 2022 and 2021, respectively. The decrease in accruing troubled debt restructurings was a result of payment made in accordance with loan terms. The decrease in nonaccrual loans was a result of additional loans added to this category net of paydowns and payoffs made by the customers on these loans. Potential problem loans are defined as performing loans that have characteristics that cause management to have doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as non-performing loans in the future. Total additional potential problem loans approximated $605,000 at December 31, 2022, compared to $1,725,000 at December 31, 2021.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $474,000, consisting of one property, at December 31, 2022 compared to $0 at December 31, 2021.
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

The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio; specifically reserves where the Corporation believes that tertiary losses are probable above the loss amount derived using appraisal-based loss estimation, where such additional loss estimates are in accordance with regulatory and GAAP guidance. Appraisal-based loss derivation does not fully develop the loss present in certain unique, ultimately bank-owned collateral. The Corporation has determined that the amount of provision in 2022 and the resulting allowance at December 31, 2022, are appropriate given management’s current analysis of the continuing level of risk in the loan portfolio. Management also believes the unallocated allowance is appropriate. The amount of the unallocated portion of the allowance decreased at December 31, 2022, as management deemed this to be reasonable. Otherwise, the assessment concluded that credit quality was stable and past due loans manageable.
Management believes the above methodology materially reflects losses inherent in the portfolio. Management charges actual loan losses to the allowance for loan losses. Management periodically updates the methodology and the assumptions discussed above.
Management bases the provision for loan losses, or lack of provision, on the overall analysis taking into account the methodology discussed above, which is consistent with recent years’ improvement in the credit quality in the loan portfolio, and with lessened risk from the impact of the COVID-19 crisis. The provision for 2022 was $0, compared to $50,000 for 2021. The decrease in the allowance for loan losses as a percentage of total loans of 1.30% at December 31, 2021 to 1.16% at December 31, 2022 was driven by stable to improving credit metrics in the loan portfolio.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (CECL) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.
Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, and information systems. The Corporation is completing its data and model validation analyses, with parallel processing of our existing allowance for loan losses model. The Corporation is continuing to conduct model comparisons and finalized policy and control framework over the adoption process. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the financial condition or results of operations.

The following tables set forth information on the analysis of the allowance for loan losses and the allocation of the allowance for loan losses as of the dates indicated:
Table 8 — Analysis of Allowance for Loan Losses

	Years Ended December 31,
Dollars in thousands	2022	2021
Beginning balance	$19,033	$20,226
Provision for loan losses	—	50
Loans charged-off:
Commercial, financial and agricultural	238	1,176
Commercial real estate and construction	831	—
Residential mortgage	36	22
Consumer	181	120
Total Loans Charged-Off	1,286	1,318
Recoveries:
Commercial, financial and agricultural	58	43
Commercial real estate and construction	—	—
Residential mortgage	27	—
Consumer	29	32
Total Recoveries	114	75
Net charge-offs	1,172	1,243
Ending balance	$17,861	$19,033
Ratios:
Net charge-offs to average loans	0.08%	0.08%
Allowance for loan losses to total loans	1.16%	1.30%
Table 9 — Allocation of the Allowance for Loan Losses

	2022		2021
Dollars in thousands	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial, financial and agricultural	$2,848	11.6%	$3,176	12.2%
Real estate:
Commercial	10,016	53.5	10,716	53.6
Construction	1,000	5.2	616	3.4
Residential	3,376	29.0	3,736	30.1
Consumer	376	0.7	408	0.7
Unallocated	245	N/A	381	N/A
Total	$17,861	100.0%	$19,033	100.0%
The allowance for loan losses at December 31, 2022, was $17,861,000, or 1.16% of loans, as compared to $19,033,000, or 1.30% of loans, at December 31, 2021. The ratio of non-performing loans plus foreclosed assets to total assets was 0.17% at December 31, 2022, as compared to 0.22% at December 31, 2021.
Loans past due 90 days and still accruing were $1,203,000 and nonaccrual loans were $2,654,000 as of December 31, 2022. Loans past due 90 days and still accruing were $730,000 at December 31, 2021, while nonaccruals were $5,489,000.
As to nonaccrual and substandard loans, management believes that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.

Additional information on nonaccrual loans at December 31, 2022 and 2021, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2022
Owner occupied commercial real estate	5	$1,772	$192	$—	In market	2012-2019
Investment/rental residential real estate	1	101	—	—	In market	2016
Commercial and industrial	2	781	628	—	In market	2017-2018
Total	8	$2,654	$820	$—
December 31, 2021
Owner occupied commercial real estate	7	$3,890	$599	$—	In market	2008-2019
Investment/rental residential real estate	1	112	—	—	In market	2016
Commercial and industrial	3	1,487	856	970	In market	2008-2019
Total	11	$5,489	$1,455	$970
Management deemed it appropriate to provide this type of more detailed information by collateral type in order to provide additional detail on the loans.
All nonaccrual impaired loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual impaired loans were originated by ACNB’s banking subsidiary, except for one participation loans discussed below, for purposes listed in the classifications in the table above. The Corporation had no impaired and nonaccrual loans included in commercial real estate construction at December 31, 2022.
Owner occupied commercial real estate includes five unrelated loan relationships. The merger-acquired loan relationship for a light manufacturing enterprise was paid off during the third quarter of 2022. An $859,000 relationship in food service that was performing when acquired in 2017 was added in the first quarter of 2020 after becoming 90 days past due early in the year, subsequent payments have been received. A $255,000 commercial mortgage loan was added to this category in the third quarter of 2022. A $350,000 commercial mortgage was added to this category in the fourth quarter of 2022. The other unrelated loans in this category have balances of less than $189,000 each, for which the real estate is collateral and is used in connection with a business enterprise that is suffering economic stress or is out of business. The loans in this category were originated between 2012 and 2019 and are business loans impacted by specific borrower credit situations. Collateral valuation resulted in an $191,690 specific allocation on one of the five loan relationships. Most loans in this category are making principal payments. Collection efforts will continue unless it is deemed in the best interest of the Corporation to initiate foreclosure procedures.
The acquired commercial real estate participation loan previously included in this category was transferred to foreclosed assets held for resale. The Corporation previously recognized an $831,000 specific reserve on this loan and the $831,000 was charged-off during the third quarter of 2022.
Investment/rental residential real estate includes one loan relationship (which is deemed to be adequately collateralized) totaling $104,000 for which the real estate is collateral and the purpose of which is for speculation, rental, or other non-owner occupied uses; this relationship is making principal reductions.
A $1,795,000 commercial and industrial loan was added in the fourth quarter of 2020 after ceasing operations, with a current balance of $162,000. Liquidation is mostly complete with a specific allocation of $9,000 after a $970,000 third quarter of 2021 charge-off. A related $371,000 owner occupied real estate loan was also in nonaccrual but settled in the first quarter of 2022. A third unrelated loan relationship was added in the first quarter of 2021 with a current outstanding balance of $619,000 and a specific allocation of $619,000 due to concerns on collateralization and liens.
The Corporation utilizes a systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. In addition, ACNB engages the services of an outside independent loan review function and sets the timing and coverage of loan reviews during the year. The results of this independent loan review are included in the systematic review of the loan portfolio. The allowance for loan losses consists of a component for individual loan impairment, primarily based on the loan’s collateral fair value and expected cash flow. A watch list of loans is identified for evaluation based on internal and external loan grading and reviews. Loans other than those determined to be impaired are grouped into pools of loans with similar credit risk characteristics. These loans are evaluated as groups with allocations made to the allowance based on historical loss experience adjusted for current trends in delinquencies, trends in underwriting and oversight, concentrations of credit, and general economic conditions within the Corporation’s trading area. The provision expense was based on the loans discussed above, as well as current trends in the watch list and the local economy as a whole. The charge-

offs discussed elsewhere in this Management’s Discussion and Analysis create the recent loss history experience and result in the qualitative adjustment which, in turn, affects the calculation of losses inherent in the portfolio. The provision for loan losses of $0 for 2022 and the provision for loan losses of $50,000 for 2021, was a result of an analysis and the measurement of the adequacy of the allowance for loan losses at each period. More specifically, with the manageable level of nonaccrual loans and substandard loans in 2022, the $0 provision addition to the allowance was necessary in proportion to loan portfolio growth, net charge-offs and estimated loss from nonaccrual and substandard loans in accordance with management’s belief that adequate collateralization generally exists for these loans in accordance with GAAP. Each quarter, the Corporation assesses risk in the loan portfolio compared with the balance in the allowance for loan losses and the current evaluation factors.
Premises and Equipment
On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. The Upper Adams Office opened in October 2022 and, as a result, three offices were consolidated into the new community banking office. Two of the former office buildings were subsequently transferred to Assets Held for Sale at fair market value. Also, as part of the Bank’s branch optimization program, in the third quarter of 2022, the Bank announced the planned closure of three additional community banking offices effective December 2022. As a result, two of the former branch office buildings were transferred to Assets Held for Sale at fair market value. The total of the four branch office buildings transferred to assets held for sale have a carrying value of $3,393,000 at December 31, 2022.
Foreclosed Assets Held for Resale
The carrying value of real estate acquired through foreclosure was $474,000 with one property at December 31, 2022, compared to $0 with no properties at December 31, 2021. All acquired properties are actively marketed.
Other Assets
Other assets increased $19,136,000, or 69.0%, in 2022 compared to 2021, due primarily to an increase in deferred tax assets and pension related assets, as well as normal variations in a number of non-earning asset accounts.
Deposits
ACNB relies on deposits as a primary source of funds for lending activities. Total deposits were $2,198,975,000 at December 31, 2022. Deposits decreased by $227,414,000, or 9.4%, since December 31, 2021. The decrease in deposits were in interest bearing and non-interest bearing deposits, and was a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022. Historically, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. Despite the decline in deposits in 2022, the loan-to-deposit ratio was 69.97% at December 31, 2022.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Given the Corporation’s funding level, the Corporation made a decision to restrain deposit rates and thereby moderate deposit costs in 2022 despite an increase in market interest rates and an increase in rates by competitors. Interest bearing deposit costs for 2022 was 0.15% compared to 0.29% for 2021.

Table 10 — Time Deposits
Maturities of time deposits exceeding $250,000 outstanding at December 31, 2022, are summarized as follows:

In thousands
Three months or less	$22,004
Over three through six months	19,617
Over six through twelve months	8,167
Over twelve months	1,780
Total	$51,568
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2022, short-term borrowings were $41,954,000, an increase of $6,752,000, or 19.2%, from the December 31, 2021, balance of $35,202,000. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2021, repurchase agreement balances were up due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings, at December 31, 2022 and 2021. This account is used or not used due to daily fluctuation in deposits and loans. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base.
Long-term borrowings consist of longer-term advances from the FHLB that provides term funding for loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $21,000,000 at December 31, 2022, versus $34,700,000 at December 31, 2021. The Corporation decreased long-term borrowings 39.5% from December 31, 2021 as excess liquidity was used to pay down higher cost funding. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
The following tables set forth information about the Corporation’s short-term borrowings as of the dates indicated:

In thousands	2022	2021
Short-term borrowings outstanding at end of year:
FHLB overnight advance	$—	$—
Securities sold under repurchase agreements	41,954	35,202
Total	$41,954	$35,202

Dollars in thousands	2022	2021
Average interest rate at year-end	0.12%	0.12%
Maximum amount outstanding at any month-end	$41,954	$45,681
Average amount outstanding	$35,882	$35,153
Weighted average interest rate	0.12%	0.11%
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well capitalized” regulatory position in relationship to its risk exposure. Total shareholders’ equity was $245,042,000 at December 31, 2022, compared to $272,114,000 at December 31, 2021. The decline in shareholders’ equity was primarily attributable to the change in accumulated other comprehensive income due to unrealized losses in the securities portfolio resulting from the increase in market interest rates during the year.
The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2022, ACNB retained $26,635,000, or 74.5%, of its net income, as compared to $18,866,000, or 67.8%, in 2021.
Quarterly cash dividends paid to ACNB Corporation shareholders in 2022 totaled $9,117,000, or $1.06 per common share. Compared to prior year, ACNB Corporation paid $1.03 in total dividends per common share in 2021, which included a special dividend of $0.02 per common share paid on June 15, 2021.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2022, 235,403 shares were issued under this plan. Proceeds are used for general corporate purposes.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of December 31, 2022, no common stock has been repurchased under this new plan.
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
Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of December 31, 2022 and 2021, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
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
In addition, the final rules established a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.
The Corporation calculated regulatory capital ratios as of December 31, 2022, and confirmed no material impact on the capital, operations, liquidity and earnings of the Corporation and the banking subsidiary from the changes in the regulations.
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
The banking subsidiary’s capital ratios are as follows:

	2022	2021	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	9.50%	8.81%	5.00%
Common Tier 1 capital (to risk-weighted assets)	14.68%	16.32%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.68%	16.32%	8.00%
Total risk-based capital ratio	15.76%	17.57%	10.00%
For further information on the actual and required capital amounts and ratios, please refer to Note N — “Stockholders’ Equity and Regulatory Matters” in the Notes to Consolidated Financial Statements.
Liquidity
Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of ACNB, are met.
ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing-deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, the ability to raise brokered deposits, and the ability to borrow from the FHLB and Federal Reserve Discount Window. At December 31, 2022, ACNB’s banking subsidiary could borrow approximately $821,375,000 from the FHLB of which $808,275,000 was available. At December 31, 2022, ACNB’s banking subsidiary could borrow approximately $5,619,000 from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of investment securities held in a joint-custody account under the Corporation’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of December 31, 2022, Fed Funds line capacity at the banking subsidiary was $75,000,000, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by the borrower. A subsequent draw taken was reduced to $0 in 2020 on this commercial line of credit since its inception. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. The Corporation maintains a $5,000,000 unsecured line of credit with a correspondent bank. The line of credit remains at full capacity at year-end.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $41,954,000 and $35,202,000 at December 31, 2022 and 2021, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2022, the Corporation had unfunded outstanding commitments to extend credit of $401,786,000 and outstanding standby letters of credit of $11,429,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note O — “Financial Instruments with Off-balance Sheet Risk” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of ACNB Corporation and Subsidiaries
Gettysburg, PA

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of condition of ACNB Corporation (the "Company") as of December 31, 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses — Qualitative Risk Factors
As more fully described in Notes A and D to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2022 was $17.9 million. The Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative risk factors. Qualitative risk factors are used to adjust historical loss rates considering relevant factors such as lending policies and procedures; national, regional and local economic and business conditions; nature and volume of the portfolio and terms of loans; experience, ability and depth of lending management and staff; volume and severity of past due, classified and nonaccrual loans; and existence, effect and changes of any concentrations of credit. The application of the adjustments for qualitative risk factors to the historical loss rate calculation is subjective.

We identified three qualitative risk factor components of the allowance for loan losses as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. These three qualitative risk factors are the nature and volume of the portfolio and terms of loans, the volume and severity of past due, classified and nonaccrual loans; and the national, regional and local economic and business conditions (the “three qualitative risk factors”).

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:
•The Company’s review of the three qualitative risk factors of the allowance for loan loss calculation, including:
◦the review of the judgments used in developing their methodology,
◦the relevance and reliability of the data used to develop the methodology,
◦the reasonableness of the amounts derived from each of the three qualitative risk factors
•The mathematical accuracy of the three qualitative risk factor calculations.

Substantively testing management’s estimate, which included:
•Evaluation of completeness and accuracy of the data used to determine the three qualitative risk factors and agreed to source documentation.
•Evaluation of management judgment involved in the development of the methodology for the three qualitative risk factors including the evaluation of the reasonableness and appropriateness of the magnitude of the adjustments.
•Analytical procedures to evaluate changes that occurred in the three qualitative risk factors.

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Washington, D.C.
March 3, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
ACNB Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying statement of condition of ACNB Corporation and its Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We served as the Company’s auditor from 2018 to May 20, 2022.

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 14, 2022

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
Dollars in thousands, except per share data	2022	2021
ASSETS
Cash and due from banks	$40,067	$14,912
Interest bearing deposits with banks	128,094	695,219
Total Cash and Cash Equivalents	168,161	710,131
Equity securities with readily determinable fair values	1,719	2,609
Debt securities available for sale	553,554	437,098
Securities held to maturity, fair value $58,078; $6,652	64,977	6,454
Loans held for sale	123	2,193
Loans, net of allowance for loan losses $17,861; $19,033	1,520,749	1,449,394
Assets held for sale	3,393	1,093
Premises and equipment	27,053	30,980
Right of use assets	3,162	3,270
Restricted investment in bank stocks	1,629	2,303
Investment in bank-owned life insurance	77,993	64,261
Investments in low-income housing partnerships	1,129	1,254
Goodwill	44,185	42,108
Intangible assets, net	10,332	6,101
Foreclosed assets held for resale	474	—
Other assets	46,874	27,738
Total Assets	$2,525,507	$2,786,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$595,049	$623,360
Interest bearing	1,603,926	1,803,029
Total Deposits	2,198,975	2,426,389
Short-term borrowings	41,954	35,202
Long-term borrowings	21,000	34,700
Lease liabilities	3,162	3,270
Other liabilities	15,374	15,312
Total Liabilities	2,280,465	2,514,873
STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,838,720 and 8,795,877 shares issued; 8,515,120 and 8,679,206 shares outstanding	22,086	21,978
Treasury stock, at cost (323,600 and 116,671 shares)	(8,927)	(2,245)
Additional paid-in capital	96,022	94,688
Retained earnings	193,873	167,238
Accumulated other comprehensive loss	(58,012)	(9,545)
Total Stockholders’ Equity	245,042	272,114
Total Liabilities and Stockholders’ Equity	$2,525,507	$2,786,987
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
Dollars in thousands, except per share data	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$70,246	$71,186
Securities:
Taxable	9,799	5,423
Tax-exempt	1,144	543
Dividends	104	230
Other	5,756	777
Total Interest Income	87,049	78,159
INTEREST EXPENSE
Deposits	2,561	5,012
Short-term borrowings	77	39
Long-term borrowings	986	1,864
Total Interest Expense	3,624	6,915
Net Interest Income	83,425	71,244
PROVISION FOR LOAN LOSSES	—	50
Net Interest Income after Provision for Loan Losses	83,425	71,194
OTHER INCOME
Commissions from insurance sales	8,307	6,151
Service charges on deposit accounts	4,066	3,510
Income from fiduciary, investment management and brokerage activities	3,160	3,169
Income from mortgage loans held for sale	487	3,393
Earnings on investment in bank-owned life insurance	1,532	1,408
Gain on life insurance proceeds	—	101
Net losses on sales or calls of securities	(234)	—
Net gains on sales of low income housing partnership	421	—
Net (losses) gains on equity securities	(298)	439
Service charges on ATM and debit card transactions	3,322	3,387
Other	1,044	1,218
Total Other Income	21,807	22,776
OTHER EXPENSES
Salaries and employee benefits	35,979	36,816
Net occupancy	4,076	4,114
Equipment	6,612	6,175
Other tax	1,632	1,572
Professional services	2,086	1,304
Supplies and postage	823	718
Marketing and corporate relations	299	287
FDIC and regulatory	1,128	960
Intangible assets amortization	1,492	1,164
Other operating	6,154	5,841
Total Other Expenses	60,281	58,951
Income Before Income Taxes	44,951	35,019
PROVISION FOR INCOME TAXES	9,199	7,185
Net Income	$35,752	$27,834
PER SHARE DATA
Basic earnings	$4.15	$3.19
Cash dividends declared	$1.06	$1.03
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
In thousands	2022	2021
NET INCOME	$35,752	$27,834

OTHER COMPREHENSIVE INCOME (LOSS)

SECURITIES
Unrealized losses arising during the period, net of income taxes of $(14,499) and $(2,321), respectively	(50,192)	(8,119)
Reclassification adjustment for net gains included in net income, net of income taxes of $55 and $0, respectively (A) (C)	193	—
Total unrealized loss on investment securities	(49,999)	(8,119)

Unrealized losses on securities transferred to held to maturity, net of income taxes of $(1,072) and $0, respectively	(3,751)	—
Amortization of unrealized losses on securities transferred to held to maturity, net of income taxes of $211 and $0, respectively	739	—
Total unrealized loss remaining on investment securities held to maturity	(3,012)	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $90 and $280, respectively (B) (C)	317	975
Unrecognized net loss, net of income taxes of $15 and $944, respectively (C)	476	3,237
Total unrealized loss on pension	793	4,212

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(48,467)	(3,907)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(12,715)	$23,927
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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2021	$21,918	$(728)	$94,048	$148,372	$(5,638)	$257,972
Net income	—	—	—	27,834	—	27,834
Other comprehensive loss, net of taxes	—	—	—	—	(3,907)	(3,907)
Common stock shares issued (23,884 shares)	60	—	278	—	—	338
Repurchased shares (54,071 shares)	—	(1,517)	—	—	—	(1,517)
Restricted stock compensation expense	—	—	362	—	—	362
Cash dividends declared ($1.03 per share)	—	—	—	(8,968)	—	(8,968)
BALANCE—December 31, 2021	21,978	(2,245)	94,688	167,238	(9,545)	272,114
Net income	—	—	—	35,752	—	35,752
Other comprehensive loss, net of taxes	—	—	—	—	(48,467)	(48,467)
Common stock shares issued (20,908 shares)	52	—	661	—	—	713
Repurchased shares (206,929 shares)	—	(6,682)	—	—	—	(6,682)
Restricted stock grants (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($1.06 per share)	—	—	—	(9,117)	—	(9,117)
BALANCE—December 31, 2022	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042

The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,752	$27,834
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(487)	(3,393)
Gain on sales of foreclosed assets held for resale, including writedowns	—	(88)
Loss on sale of premises and equipment	41	26
Earnings on investment in bank-owned life insurance	(1,532)	(1,408)
Loss on sales or calls of securities	234	—
Loss (gain) on equity securities	298	(439)
Gain on sale of low-income housing partnership	(421)	—
Gain on life insurance proceeds	—	(101)
Restricted stock compensation expense	729	362
Depreciation and amortization	3,796	3,441
Provision for loan losses	—	50
Net amortization of investment securities premiums	2,156	1,626
(Increase) decrease in accrued interest receivable	(1,395)	1,430
Decrease in accrued interest payable	(58)	(1,325)
Mortgage loans originated for sale	(36,664)	(104,633)
Proceeds from sales of loans originated for sale	39,221	116,867
Increase in other assets	(4,303)	(4,324)
Decrease in deferred tax expense	924	236
Increase in other liabilities	910	5,965
Net Cash Provided by Operating Activities	39,201	42,126
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	2,903	3,840
Proceeds from maturities of investment securities available for sale	58,578	105,340
Proceeds from sales of investment securities held to maturity	1,054	—
Proceeds from sales of investment securities available for sale	3,129	—
Proceeds from sales of equity securities	811	—
Purchase of investment securities available for sale	(284,336)	(216,786)
Purchase of investment securities held to maturity	(22,204)	—
Purchase of equity securities	(206)	—
Redemption of restricted investment in bank stocks	674	639
Net (increase) decrease in loans	(71,829)	168,013
Purchase of bank-owned life insurance	(12,200)	—
Proceeds from sale of low-income housing partnerships	421	—
Acquisition of insurance agency	(7,800)	—
Proceeds from life insurance death benefits	—	649
Capital expenditures	(1,811)	(1,576)
Proceeds from sale of premises and equipment	1,093	213
Proceeds from sale of foreclosed real estate	—	189
Net Cash (Used in) Provided by Investing Activities	(331,723)	60,521
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits	(28,311)	66,694
Net (decrease) increase in time certificates of deposits and interest bearing deposits	(199,103)	174,170
Net increase (decrease) in short-term borrowings	6,752	(3,262)
Proceeds from long-term borrowings	1,500	15,000
Repayments on long-term borrowings	(15,200)	(34,045)
Dividends paid	(9,117)	(8,968)
Common stock repurchased	(6,682)	(1,517)
Common stock issued	713	60
Net Cash (Used in) Provided by Financing Activities	(249,448)	208,132
Net (Decrease) Increase in Cash and Cash Equivalents	(541,970)	310,779
CASH AND CASH EQUIVALENTS — BEGINNING	710,131	399,352
CASH AND CASH EQUIVALENTS — ENDING	$168,161	$710,131
Supplemental disclosures of cash flow information
Interest paid	$3,682	$8,240
Income taxes paid	$7,225	$7,400
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	$474	$101
Non-cash investing activities
Investments transferred from available for sale to held to maturity	$39,683	$—
Premises and equipment transferred to assets held for sale	$3,393	$—
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-six community banking offices, including seventeen community banking office locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.
ACNB Insurance Services, Inc. is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
On January 11, 2020, ACNB completed the acquisition of Frederick County Bancorp, Inc. (FCBI), a bank holding company based in Frederick, Maryland. In addition, Frederick County Bank, a Maryland state-chartered bank and FCBI’s wholly-owned subsidiary, merged with and into ACNB Bank. ACNB Bank now operates in the Frederick County, Maryland, market as “FCB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via the network of four community banking offices located in Frederick County, Maryland.
On July 1, 2017, ACNB completed its acquisition of New Windsor Bancorp, Inc. (New Windsor) of Taneytown, Maryland. At the effective time of the acquisition, New Windsor merged with and into a wholly-owned subsidiary of ACNB, immediately followed by the merger of New Windsor State Bank (NWSB) with and into ACNB Bank. ACNB Bank now operates in the Carroll County, Maryland market as “NWSB Bank, A Division of ACNB Bank” and serves its marketplace with banking and wealth management services via the network of five community banking offices located in Carroll County, Maryland.
On February 28, 2022, ACNB Insurance Services, Inc. completed the acquisition of the business and assets of Hockley & O’Donnell Insurance Agency, LLC, Gettysburg, PA. This insurance agency acquisition in Adams County, PA, leveraged the affiliation with ACNB Corporation and ACNB Bank in their headquarters market.
On December 19, 2022, plans for ACNB Bank to rebrand its Maryland banking divisions were announced. Effective January 1, 2023, these divisions, NWSB Bank and FCB Bank, formally adopted the ACNB Bank name and brand identity in the counties of Carroll and Frederick in northern Maryland, respectively. The goal of this rebranding initiative is to eliminate customer confusion, especially for those who bank in multiple markets, and to provide future operating and cost efficiencies. Further, this step now fully aligns the brand of ACNB Bank with that of ACNB Insurance Services, Inc., which was rebranded effective January 1, 2022, to create enhanced synergies and market recognition throughout the Corporation’s footprint in southcentral Pennsylvania and northern Maryland.
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
Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $518,800,000 and $537,800,000 at December 31, 2022 and 2021, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

Subsequent Events
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2022, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
Use of Estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles (GAAP) management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.
Cash Flows
Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest-Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions are carried at cost.
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
Allowance for Loan Losses
The allowance for loan losses (the allowance) is established as losses are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Concentration of Credit Risk
Most of the Corporation’s activities are with customers located within southcentral Pennsylvania and northern Maryland. Note C discusses the types of securities in which the Corporation invests. Note D discusses the types of lending in which the Corporation engages. Included in commercial real estate loans are loans made to lessors of non-residential dwellings that total $434,057,000, or 28.2%, of total loans at December 31, 2022. These borrowers are geographically disbursed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space and recreational facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans do not present any greater risk than commercial loans in general.
Acquired Loans
Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values. The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common rick characteristics such as credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. The Corporation estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater that the carrying amount, it is recognized as part of future income.
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
Premises and Equipment
Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets’ estimated useful lives. Normally, a building’s useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over five - fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets’ useful life or the related lease term.
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2022 and 2021, and consists of common stock in the Atlantic Central Bankers Bank, Community Bankers Bank and Federal Home Loan Bank (FHLB).
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
Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2022 or 2021.
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
ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $81,000 and $86,000 of expense in 2022 and 2021, respectively, related to these benefits.

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
ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on ACNB Insurance Services, Inc.’s outstanding goodwill from its most recent testing, which was performed as of October 1, 2022. The Corporation did not identify any impairment on the Bank’s outstanding goodwill from its most recent qualitative assessment, which was completed as of December 31, 2022. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Other acquired intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Outstanding foreclosed asset balance of $474,000 and $0 was held at December 31, 2022 and 2021, respectively.
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

Retirement Plan
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.
Stock-based Compensation
The ACNB Corporation 2009 Restricted Stock plan expired by its own terms after 10 years on February 24, 2019. The purpose of this plan was to provide employees and directors of the Bank who have responsibility for its growth with additional incentives by allowing them to acquire ownership in the Corporation and, thereby, encouraging them to contribute to the success of the Corporation. As of December 31, 2022, 25,945 shares were issued under the plan and all shares are fully vested. No further shares may be issued under this restricted stock plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2022, 57,522 shares were issued under this plan, of which 44,154 are fully vested and the remaining 13,368 will vest over the next one year.
Plan expense is recognized over the vesting period of the stock issued under both plans. $729,000 and $110,000 of compensation expenses related to the grants were recognized for the years ended December 31, 2022 and 2021, respectively.
Net Income per Share
The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on 8,623,012 and 8,714,926 weighted average shares of common stock outstanding for 2022 and 2021, respectively. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating for this calculation.
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
Comprehensive Income (Loss)
Comprehensive Income (Loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on changes in funded status of the pension plan which are also recognized as separate components of equity. The components of the accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Ending Balance — December 31, 2021	$(3,474)	$(6,071)	$(9,545)

December 31, 2022
Beginning balance	$(3,474)	$(6,071)	$(9,545)
Amounts reclassified from accumulated other comprehensive loss, net of tax
Unrealized gain on available for sale securities, net of tax	(50,192)	—	(50,192)
Realized losses on securities, net of tax	193	—	193
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	739	—	739
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	317	317
Unrecognized pension net gain, net of tax	—	476	476
Net current period other comprehensive (loss) income	(49,260)	793	(48,467)
Ending Balance	$(52,734)	$(5,278)	$(58,012)
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note L — “Fair Value Measurements”. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rate, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Segment Reporting
While the Corporation monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Segment determination also considered organizational structure and is consistent with the presentation of financial information to the chief operation decision maker to evaluate segment performance, develop strategy, and allocate resources. The Corporation’s chief operating decision maker is the Board of Directors. Management has determined that the Corporation has two reportable segments consisting of Banking and Insurance. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment. Please refer to Note S — “Segment and Related Information” for a discussion of insurance operations.

New Accounting Pronouncements
ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (CECL) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, and information systems. The Corporation is completing its data and model validation analyses, with parallel processing of our existing allowance for loan losses model. The Corporation is continuing to conduct model comparisons and finalized policy and control framework over the adoption process. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the financial condition or results of operations.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022.

Furthermore, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848). This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s Financial Conduct Authority (FCA) extension of the intended cessation date of LIBOR in the United States.

The Corporation evaluated the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

NOTE B — RESTRICTIONS ON CASH AND DUE FROM BANKS
In return for services obtained through correspondent banks, the Corporation is required to maintain non-interest bearing cash balances in those correspondent banks. At December 31, 2022 and 2021, all compensating balances are met by vault cash.

NOTE C — SECURITIES
Amortized cost and fair value of securities at December 31, 2022 and 2021, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
December 31, 2022
U.S. Government and agencies	$241,467	$—	$30,468	$210,999
Mortgage-backed securities, residential	327,535	342	32,159	295,718
State and municipal	15,235	196	196	15,235
Corporate bonds	33,404	15	1,817	31,602
	$617,641	$553	$64,640	$553,554
December 31, 2021
U.S. Government and agencies	$249,463	$503	$4,925	$245,041
Mortgage-backed securities, residential	133,697	1,562	1,763	133,496
State and municipal	44,547	315	251	44,611
Corporate bonds	13,858	164	72	13,950
	$441,565	$2,544	$7,011	$437,098

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
SECURITIES HELD TO MATURITY
December 31, 2022
Mortgage-backed securities, residential	$3,279	$—	$194	$3,085
State and municipal	61,698	—	6,705	54,993
	$64,977	$—	$6,899	$58,078
December 31, 2021
Mortgage-backed securities, residential	$6,454	$198	$—	$6,652
	$6,454	$198	$—	$6,652
Fair value of equity securities with readily determinable fair values at December 31, 2022 and 2021, are as follows:

In thousands	Fair Value at January 1, 2022	Purchases	Sales	Gains	Losses	Fair Value at December 31, 2022
December 31, 2022
CRA Mutual Fund	$1,036	$—	$—	$—	$121	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	13	177	598
	$2,609	$206	$811	$13	$298	$1,719

In thousands	Fair Value at January 1, 2021	Gains	Losses	Fair Value at December 31, 2021
December 31, 2021
CRA Mutual Fund	$1,065	$—	$29	$1,036
Stock in other banks	1,105	468	—	1,573
	$2,170	$468	$29	$2,609

The following table shows the Corporation’s investments’ gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SECURITIES AVAILABLE FOR SALE
December 31, 2022
U.S. Government and agencies	$25,426	$1,461	$185,573	$29,007	$210,999	$30,468
Mortgage-backed securities, residential	221,249	19,362	63,145	12,797	284,394	32,159
State and municipal	6,229	196	—	—	6,229	196
Corporate bonds	24,337	1,217	5,250	600	29,587	1,817
	$277,241	$22,236	$253,968	$42,404	$531,209	$64,640
December 31, 2021
U.S. Government and agencies	$177,107	$3,537	$34,297	$1,388	$211,404	$4,925
Mortgage-backed securities, residential	77,969	1,495	7,727	268	85,696	1,763
State and municipal	20,289	224	2,123	27	22,412	251
Corporate bonds	5,790	72	—	—	5,790	72
	$281,155	$5,328	$44,147	$1,683	$325,302	$7,011

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
SECURITIES HELD TO MATURITY
December 31, 2022
Mortgage-backed securities, residential	$3,085	$194	$—	$—	$3,085	$194
State and municipal	38,086	3,875	16,907	2,830	54,993	6,705
	$41,171	$4,069	$16,907	$2,830	$58,078	$6,899
December 31, 2021
Mortgage-backed security, residential	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—
All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.
Management sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio. At December 31, 2022, management had not identified any securities with an unrealized loss that it intends to sell or will be required to sell. In estimating other-than-temporary impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses.
Amortized cost and fair value at December 31, 2022, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$11,012	$10,876	$285	$283
Over 1 year through 5 years	165,837	149,826	377	356
Over 5 years through 10 years	92,955	77,710	16,437	15,248
Over 10 years	20,302	19,424	44,599	39,106
Mortgage-backed securities, residential	327,535	295,718	3,279	3,085
	$617,641	$553,554	$64,977	$58,078
The Corporation enacted a sale of certain amortizing securities designated as held-to-maturity under the standards set forth in ASC 320. It was determined that the combination of scheduled, equal installments, principal prepayments on such securities had resulted in the collection of more than eighty-five percent of the principal outstanding at acquisition, and the non-recurrence of the event to enact a sale of such securities
The Corporation realized gross gains of $14,000 and gross losses of $248,000 on sales of securities available for sale and held to maturity during 2022. The Corporation did not sell any securities available for sale during 2021.
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
At December 31, 2022 and 2021, securities with a carrying value of $342,180,000 and $353,989,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE D — LOANS AND ALLOWANCE FOR LOAN LOSSES
The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of December 31, 2022 and 2021:

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Originated Loans
Commercial and industrial	$145,691	$3,239	$1,225	$—	$150,155
Commercial real estate	604,315	23,773	5,352	—	633,440
Commercial real estate construction	73,538	1,562	—	—	75,100
Residential mortgage	323,121	3,469	73	—	326,663
Home equity lines of credit	70,669	675	—	—	71,344
Consumer	10,723	—	—	—	10,723
Total Originated Loans	1,228,057	32,718	6,650	—	1,267,425
Acquired Loans
Commercial and industrial	27,746	796	65	—	28,607
Commercial real estate	182,396	5,767	202	—	188,365
Commercial real estate construction	5,114	256	—	—	5,370
Residential mortgage	32,960	2,334	141	—	35,435
Home equity lines of credit	12,375	37	385	—	12,797
Consumer	611	—	—	—	611
Total Acquired Loans	261,202	9,190	793	—	271,185
Total Loans
Commercial and industrial	173,437	4,035	1,290	—	178,762
Commercial real estate	786,711	29,540	5,554	—	821,805
Commercial real estate construction	78,652	1,818	—	—	80,470
Residential mortgage	356,081	5,803	214	—	362,098
Home equity lines of credit	83,044	712	385	—	84,141
Consumer	11,334	—	—	—	11,334
Total Loans	$1,489,259	$41,908	$7,443	$—	$1,538,610

In thousands	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Originated Loans
Commercial and industrial	$139,908	$5,549	$2,056	$—	$147,513
Commercial real estate	500,978	56,462	8,658	—	566,098
Commercial real estate construction	41,002	1,659	—	—	42,661
Residential mortgage	299,041	4,961	75	—	304,077
Home equity lines of credit	74,094	883	—	—	74,977
Consumer	9,708	—	—	—	9,708
Total Originated Loans	1,064,731	69,514	10,789	—	1,145,034
Acquired Loans
Commercial and industrial	29,728	1,555	771	—	32,054
Commercial real estate	207,937	11,596	624	—	220,157
Commercial real estate construction	5,228	2,111	—	—	7,339
Residential mortgage	39,378	4,175	1,495	—	45,048
Home equity lines of credit	17,491	37	257	—	17,785
Consumer	997	—	13	—	1,010
Total Acquired Loans	300,759	19,474	3,160	—	323,393
Total Loans
Commercial and industrial	169,636	7,104	2,827	—	179,567
Commercial real estate	708,915	68,058	9,282	—	786,255
Commercial real estate construction	46,230	3,770	—	—	50,000
Residential mortgage	338,419	9,136	1,570	—	349,125
Home equity lines of credit	91,585	920	257	—	92,762
Consumer	10,705	—	13	—	10,718
Total Loans	$1,365,490	$88,988	$13,949	$—	$1,468,427
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

In thousands	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$435	$596
Acquisitions of impaired loans	—	—
Reclassification from non-accretable differences	642	253
Accretion to loan interest income	(644)	(414)
Balance at end of period	$433	$435
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

The following table summarizes information relative to impaired loans by loan portfolio class as of December 31, 2022 and 2021:

	Impaired Loans with Allowance			Impaired Loans with No Allowance
In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial and industrial	$781	$781	$628	$—	$—
Commercial real estate	350	350	192	4,984	4,984
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Total	$1,131	$1,131	$820	$4,984	$4,984
December 31, 2021
Commercial and industrial	$1,005	$1,005	$855	$482	$1,452
Commercial real estate	1,311	1,311	600	6,265	6,265
Commercial real estate construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Total	$2,316	$2,316	$1,455	$6,747	$7,717
The following table summarizes information in regards to the average of impaired loans and related interest income by loan portfolio class as of December 31, 2022 and 2021:

	Impaired Loans with Allowance		Impaired Loans with No Allowance
In thousands	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2022
Commercial and industrial	$991	$—	$2	$—
Commercial real estate	856	—	5,566	589
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
Total	$1,847	$—	$5,568	$589
December 31, 2021
Commercial and industrial	$1,888	$—	$7	$—
Commercial real estate	1,468	181	6,673	20
Commercial real estate construction	—	2	123	—
Residential mortgage	—	—	60	—
Home equity lines of credit	—	—	—	—
Total	$3,356	$183	$6,863	$20
No additional funds are committed to be advanced in connection with impaired loans.
If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $410,000 in 2022 and $462,000 in 2021.

The following table presents nonaccrual loans by loan portfolio class as of December 31, 2022 and 2021, the table below excludes $735,000 and $4.6 million, respectively, in purchase credit impaired loans, net of unamortized fair value adjustments:

In thousands	2022	2021
Commercial and industrial	$781	$1,487
Commercial real estate	1,873	4,002
Commercial real estate construction	—	—
Residential mortgage	—	—
Home equity lines of credit	—	—
Total	$2,654	$5,489
There were no loans whose terms have been modified resulting in a troubled debt restructuring during the years ended December 31, 2022 and 2021. The Corporation classifies certain loans as troubled debt restructurings when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term and/or the restructuring of scheduled principal payments. The Corporation had pre-existing nonaccruing and accruing troubled debt restructurings of $3,461,000 and $3,637,000 at December 31, 2022 and 2021, respectively. All of the Corporation’s troubled debt restructured loans are also impaired loans, of which some have resulted in a specific allocation and, subsequently, a charge-off as appropriate. Included in the non-accrual loan total at December 31, 2022 and 2021, were $0 and $63,000, respectively, of troubled debt restructurings. In addition to the troubled debt restructurings included in non-accrual loans, the Corporation also has a loan classified as an accruing troubled debt restructurings at December 31, 2022 and 2021, which total $3,461,000 and $3,574,000, respectively. There were no defaulted troubled debt restructured loans as of December 31, 2022 and 2021. There were no charge-offs on any of the troubled debt restructured loans for the years ended December 31, 2022 and 2021. There were no specific allocations on any troubled debt restructured loans for the years ended December 31, 2022 and 2021. All troubled debt restructured loans were current as of December 31, 2022, with respect to their associated forbearance agreement. As of December 31, 2022, there are no active forbearance agreements. All forbearance agreements have expired or the loans have paid off.
Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2022 and 2021, totaled $1,101,000 and $399,000, respectively.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2022 and 2021:

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2022
Originated Loans
Commercial and industrial	$257	$—	$162	$419	$149,736	$150,155	$—
Commercial real estate	1,809	—	255	2,064	631,376	633,440	—
Commercial real estate construction	24	—	—	24	75,076	75,100	—
Residential mortgage	1,846	734	330	2,910	323,753	326,663	330
Home equity lines of credit	245	117	49	411	70,933	71,344	49
Consumer	150	80	—	230	10,493	10,723	—
Total originated loans	4,331	931	796	6,058	1,261,367	1,267,425	379
Acquired Loans
Commercial and industrial	30	—	—	30	28,577	28,607	—
Commercial real estate	217	350	—	567	187,798	188,365	—
Commercial real estate construction	—	—	—	—	5,370	5,370	—
Residential mortgage	1,123	236	375	1,734	33,701	35,435	375
Home equity lines of credit	193	—	449	642	12,155	12,797	449
Consumer	5	—	—	5	606	611	—
Total acquired loans	1,568	586	824	2,978	268,207	271,185	824
Total Loans
Commercial and industrial	287	—	162	449	178,313	178,762	—
Commercial real estate	2,026	350	255	2,631	819,174	821,805	—
Commercial real estate construction	24	—	—	24	80,446	80,470	—
Residential mortgage	2,969	970	705	4,644	357,454	362,098	705
Home equity lines of credit	438	117	498	1,053	83,088	84,141	498
Consumer	155	80	—	235	11,099	11,334	—
Total Loans	$5,899	$1,517	$1,620	$9,036	$1,529,574	$1,538,610	$1,203

In thousands	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2021
Originated Loans
Commercial and industrial	$20	$64	$1,397	$1,481	$146,032	$147,513	$—
Commercial real estate	—	—	2,483	2,483	563,615	566,098	—
Commercial real estate construction	—	—	—	—	42,661	42,661	—
Residential mortgage	970	140	475	1,585	302,492	304,077	475
Home equity lines of credit	239	42	255	536	74,441	74,977	255
Consumer	84	58	—	142	9,566	9,708	—
Total originated loans	1,313	304	4,610	6,227	1,138,807	1,145,034	730
Acquired Loans
Commercial and industrial	—	—	—	—	32,054	32,054	—
Commercial real estate	—	270	—	270	219,887	220,157	—
Commercial real estate construction	—	—	—	—	7,339	7,339	—
Residential mortgage	210	950	—	1,160	43,888	45,048	—
Home equity lines of credit	1,156	—	—	1,156	16,629	17,785	—
Consumer	—	—	—	—	1,010	1,010	—
Total acquired loans	1,366	1,220	—	2,586	320,807	323,393	—
Total Loans
Commercial and industrial	20	64	1,397	1,481	178,086	179,567	—
Commercial real estate	—	270	2,483	2,753	783,502	786,255	—
Commercial real estate construction	—	—	—	—	50,000	50,000	—
Residential mortgage	1,180	1,090	475	2,745	346,380	349,125	475
Home equity lines of credit	1,395	42	255	1,692	91,070	92,762	255
Consumer	84	58	—	142	10,576	10,718	—
Total Loans	$2,679	$1,524	$4,610	$8,813	$1,459,614	$1,468,427	$730

The following table summarizes the allowance for loan losses and recorded investment in loans:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
December 31, 2022
Allowance for loan losses
Beginning balance- January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(238)	(831)	—	(3)	(33)	(181)	—	(1,286)
Recoveries	58	—	—	5	22	29	—	114
Provisions (credits)	(148)	131	384	(208)	(143)	120	(136)	—
Ending balance- December 31, 2022	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Ending balance: individually evaluated for impairment	$628	$192	$—	$—	$—	$—	$—	$820
Ending balance: collectively evaluated for impairment	$2,220	$9,824	$1,000	$3,029	$347	$376	$245	$17,041
Loans receivables
Ending balance	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$—	$1,538,610
Ending balance: individually evaluated for impairment	$781	$5,334	$—	$—	$—	$—	$—	$6,115
Ending balance: collectively evaluated for impairment	$177,981	$816,471	$80,470	$362,098	$84,141	$11,334	$—	$1,532,495
December 31, 2021
Allowance for loan losses
Beginning balance- January 1, 2021	$4,037	$9,569	$503	$3,395	$693	$648	$1,381	$20,226
Charge-offs	(1,176)	—	—	—	(22)	(120)	—	(1,318)
Recoveries	43	—	—	—	—	32	—	75
Provisions	272	1,147	113	(160)	(170)	(152)	(1,000)	50
Ending balance- December 31, 2021	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Ending balance: individually evaluated for impairment	$855	$600	$—	$—	$—	$—	$—	$1,455
Ending balance: collectively evaluated for impairment	$2,321	$10,116	$616	$3,235	$501	$408	$381	$17,578
Loans receivables
Ending balance	$179,567	$786,255	$50,000	$349,125	$92,762	$10,718	$—	$1,468,427
Ending balance: individually evaluated for impairment	$1,487	$7,576	$—	$—	$—	$—	$—	$9,063
Ending balance: collectively evaluated for impairment	$178,080	$778,679	$50,000	$349,125	$92,762	$10,718	$—	$1,459,364
The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $5,950,000 and $5,759,000 at December 31, 2022 and 2021, respectively. During 2022, $975,000 new loans were extended and repayments totaled $784,000. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2022.
Loan Modifications/Troubled Debt Restructurings/COVID-19
As of December 31, 2022, the Corporation had originated an aggregate total of 2,217 loans in the amount of $223,036,703 under the PPP, resulting in approximately $9.5 million in total fee income. Of this fee income amount

$5,627,000, before costs, was recognized in 2021 as an adjustment to interest income yield, and the remaining $986,000, before costs, was recognized in 2022. As of December 31, 2022, the Corporation did not have any outstanding balances under the PPP program.

NOTE E — PREMISES AND EQUIPMENT
Premises and equipment at December 31 were as follows:

In thousands	2022	2021
Land	$5,418	$6,953
Buildings and improvements	32,515	33,139
Furniture and equipment	14,598	16,781
Construction in process	8	888
	52,539	57,761
Accumulated depreciation	(25,486)	(26,781)
	$27,053	$30,980
Depreciation expense was $2,304,000 and $2,277,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE F — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in two partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2022 and 2021, the carrying value of these investments was approximately $1,129,000 and $1,254,000, respectively. In December 2022, ACNB Corporation sold one limited partnership resulting in a $421,000 gain on sale.

NOTE G — DEPOSITS
Deposits were comprised of the following as of December 31:

	In thousands
	2022	2021
Non-interest bearing demand	$595,049	$623,360
Interest bearing demand	365,034	320,597
Savings	945,762	1,052,380
Time certificates of deposit of $250,000 or less	241,562	322,855
Time certificates of deposit greater than $250,000	51,568	107,197
	$2,198,975	$2,426,389
Scheduled maturities of time certificates of deposit at December 31, 2022, were as follows:

Years Ending	In thousands
2023	$218,193
2024	47,457
2025	15,665
2026	7,138
2027	4,660
Thereafter	17
$293,130

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
The following right-of-use assets and lease liabilities are reported within the consolidated statements of condition as follows:

In thousands	December 31, 2022
Operating Leases:
Right of use assets	$3,162
Lease liabilities	3,162

In thousands	December 31, 2021
Operating Leases:
Right of use assets	$3,270
Lease liabilities	3,270
Supplemental balance sheet information related to leases was as follows for the year ended December 31, 2022:

Operating Leases:
Weighted average remaining lease term	5.0 years
Weighted average discount rate	5.42%
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2022:

Years Ending	In thousands
2023	$953
2024	957
2025	917
2026	746
2027	441
Thereafter	779
Total minimum lease payments	4,793
Less: Amount representing interest (1)	1,631
Present value of net minimum lease payments	$3,162
_______________________________
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.
As of December 31, 2022, the Corporation does not have any significant additional operating or finance leases that have not yet commenced. The total rent expense for all operating leases was $1,034,000 and $967,000 for the years ended December 31, 2022 and 2021, respectively.
ACNB leased space at several of its owned offices to other unrelated organizations. Total rental income for these properties was $78,000 and $77,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE I — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2022		2021
Dollars in thousands	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$41,954	0.12%	$35,202	0.12%
Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans and unpledged U.S. Treasury, agency and mortgage-backed securities. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $1,215,100 at December 31, 2022. The Corporation also has lines of credit that total $75,000,000 with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2022 and 2021.

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreement as of December 31, 2022 and 2021:

					Gross Amounts Not Offset in the Statements of Condition
Dollars in thousands		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2022
Repurchase agreements
Commercial customers and government entities	(a)	$41,954	$—	$41,954	$(41,954)	$—	$—

December 31, 2021
Repurchase agreements
Commercial customers and government entities	(a)	$35,202	$—	$35,202	$(35,202)	$—	$—
_______________________________
(a) As of December 31, 2022 and 2021, the fair value of securities pledged in connection with repurchase agreements was $52,157,000 and $46,160,000, respectively.

A summary of long-term debt as of December 31 is as follows:

	2022		2021
Dollars in thousands	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2022	$—	—%	$11,000	2.69%
Loan payable variable rate	—	—%	2,700	3.32%
Trust preferred subordinated debt	6,000	3.21%	6,000	1.69%
Subordinated debt	15,000	4.00%	15,000	4.00%
	$21,000	3.78%	$34,700	2.69%
The FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. The Corporation can borrow a maximum of $821,375,000 from the FHLB, of which $808,275,000 was available at December 31, 2022.
The loan payable variable rate represents a promissory note (note) issued by FCBI in July 2011 and assumed by ACNB Corporation through the acquisition. The note has been amended from time to time through change in terms agreements. Under the current change in terms agreement, the maturity date of the note is December 30, 2022, with the rate of interest accruing on the principal balance of 3.25% per year. The note is unsecured. The note was paid off on December 30, 2022.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision for when LIBOR is no longer available. On December 15, 2022 the most recent interest rate reset date, the interest rate was adjusted to 6.39900% for the period ending March 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.
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

NOTE J — REGULATORY RESTRICTIONS ON DIVIDENDS
Dividend payments by the Bank to the Corporation are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC, including final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. As of December 31, 2022, $36,288,000 of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Some of the undistributed earnings of the Bank were distributed to the Corporation for general corporate expenses and future shareholder dividends.

NOTE K — INCOME TAXES
The components of income tax expense for the years ended December 31, 2022 and 2021, are as follows:

In thousands	2022	2021
Federal:
Current	$7,461	$6,189
Deferred	592	24
	8,053	6,213
State:
Current	1,259	949
Deferred	(113)	23
	1,146	972
	$9,199	$7,185
Reconciliations of the statutory federal income tax to the income tax expense reported in the consolidated statements of income for the years ended December 31, 2022 and 2021, are as follows:

	Percentage of Income before Income Taxes
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.8%	2.2%
Tax-exempt income	(1.1)%	(1.1)%
Earnings on investment in bank-owned life insurance	(0.7)%	(0.9)%
Tax credit benefits	(0.6)%	(0.8)%
Reduction of federal tax rate	—%	—%
Other	0.1%	0.1%
	20.5%	20.5%
Rehabilitation and low-income housing income tax credits were $281,000, during 2022 and 2021, respectively.

Components of deferred tax assets and liabilities at December 31 were as follows:

In thousands	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,128	$4,336
Available for sale securities	15,210	1,017
Accrued deferred compensation	1,064	1,126
Lease liability	731	—
Pension	1,608	1,714
Deferred loan fees	—	203
Other-than-temporary impairment	—	43
Nonaccrual interest	792	590
Deferred director fees	978	844
Purchase accounting	149	(1,112)
Other	719	1,719
	25,379	10,480
Deferred tax liabilities:
Deferred loan fees	66	—
Accumulated depreciation	208	354
Prepaid benefit cost	4,571	4,148
Right of use asset	731	—
Prepaid expenses	179	131
Goodwill/intangibles	1,462	1,333
	7,217	5,966
Net Deferred Tax Asset included in Other Assets	$18,162	$4,514
The Corporation did not have any uncertain tax positions at December 31, 2022 and 2021. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.
Years that remain open for potential review by the Internal Revenue Service are 2018 through 2021.
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
For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at December 31, 2022 and 2021, are as follows:

		Fair Value Measurements at December 31, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$210,999	$—	$210,999	$—
Mortgage-backed securities, residential		295,718	—	295,718	—
State and municipal		15,235	—	15,235	—
Corporate bonds		31,602	—	31,602	—
Total securities available for sale	Recurring	$553,554	$—	$553,554	$—
Equity securities with readily determinable fair values	Recurring	$1,719	$1,719	$—	$—
Collateral dependent impaired loans	Non-recurring	$3,773	$—	$—	$3,773

		Fair Value Measurements at December 31, 2021
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$245,041	$—	$245,041	$—
Mortgage-backed securities, residential		133,496	—	133,496	—
State and municipal		44,611	—	44,611	—
Corporate bonds		13,950	—	13,950	—
Total securities available for sale	Recurring	$437,098	$—	$437,098	$—
Equity securities with readily determinable fair values	Recurring	$2,609	$2,609	$—	$—
Collateral dependent impaired loans	Non-recurring	$5,275	$—	$—	$5,275

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2022
Impaired loans	$3,773	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(48)%

December 31, 2021
Impaired loans	$5,275	Appraisal of collateral(1)	Appraisal adjustments(2)	(10) – (50)%	(50)%
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
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments at December 31, 2022:

	December 31, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,067	$40,067	$6,977	$33,090	$—
Interest-bearing deposits with banks	128,094	128,094	128,094	—	—
Equity securities with readily determinable fair values	1,719	1,719	1,719	—	—
Debt securities available for sale	553,554	553,554	—	553,554	—
Securities held to maturity	64,977	58,078	—	58,078	—
Loans held for sale	123	123	—	123	—
Loans, less allowance for loan losses	1,520,749	1,458,556	—	—	1,458,556
Accrued interest receivable	6,915	6,915	—	6,915	—
Restricted investment in bank stocks	1,629	1,629	—	1,629	—

Financial liabilities:
Demand deposits and savings	1,905,845	1,905,845	—	1,905,845	—
Time deposits	293,130	276,182	—	276,182	—
Short-term borrowings	41,954	41,954	—	41,954	—
Long-term borrowings	—	—	—	—	—
Trust preferred and subordinated debt	21,000	18,648	—	18,648	—
Accrued interest payable	51	51	—	51	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments at December 31, 2021:

	December 31, 2021
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,912	$14,912	$7,992	$6,920	$—
Interest-bearing deposits with banks	695,219	695,219	695,219	—	—
Equity securities with readily determinable fair values	2,609	2,609	2,609	—	—
Debt securities available for sale	437,098	437,098	—	437,098	—
Securities held to maturity	6,454	6,652	—	6,652	—
Loans held for sale	2,193	2,193	—	2,193	—
Loans, less allowance for loan losses	1,449,394	1,459,900	—	—	1,459,900
Accrued interest receivable	5,520	5,520	—	5,520	—
Restricted investment in bank stocks	2,303	2,303	—	2,303	—

Financial liabilities:
Demand deposits and savings	1,996,337	1,996,337	—	1,996,337	—
Time deposits	430,052	428,718	—	428,718	—
Short-term borrowings	35,202	35,202	—	35,202	—
Long-term borrowings	13,700	13,764	—	13,764	—
Trust preferred and subordinated debt	21,000	19,991	—	19,991	—
Accrued interest payable	109	109	—	109	—

Off-balance sheet financial instruments	—	—	—	—	—

NOTE M — RETIREMENT PLANS
The Corporation’s banking subsidiary has a non-contributory, defined benefit pension plan. Retirement benefits are a function of both years of service and compensation. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act.

A measurement date of December 31 has been used for the fiscal years ended December 31, 2022 and 2021.

In thousands	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$39,123	$39,412
Service cost	777	879
Interest cost	1,052	945
Actuarial loss	(9,141)	(660)
Benefits paid	(1,585)	(1,453)
Projected benefit obligation at end of year	30,226	39,123
Change in plan assets:
Fair value of plan assets at beginning of year	50,218	45,337
Actual return on plan assets	(5,514)	6,334
Employer contribution	—	—
Benefits paid	(1,585)	(1,453)
Fair value of plan assets at end of year	43,119	50,218
Funded Status, included in other assets	$12,893	$11,095
Amounts recognized in accumulated other comprehensive loss:
Total net actuarial loss	$6,887	$7,785
Prior service cost	—	—
Total included in accumulated other comprehensive loss (pretax)	$6,887	$7,785
For the years ended December 31, 2022 and 2021, the assumptions used to determine the benefit obligation are as follows:

	2022	2021
Discount rate	5.10%	2.75%
Rate of compensation increase	3.50%	3.50%
The discount rate assumption used to determine the benefit obligation increased since last year. This change results in a decrease in the benefit obligation.

The components of net periodic benefit (income) cost related to the non-contributory, defined benefit pension plan for the years ended December 31 are as follows:

In thousands	2022	2021
Components of net periodic benefit cost (income):
Service cost	$777	$879
Interest cost	1,052	945
Expected return on plan assets	(3,136)	(2,814)
Recognized net actuarial loss	407	1,255
Amortization of prior service cost	—	—
Net Periodic Benefit (Income) Cost	(900)	265
Net loss	(491)	(4,181)
Amortization of net loss	(407)	(1,255)
Amortization of prior service cost	—	—
Total recognized in other comprehensive loss (income)	$(898)	$(5,436)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(1,798)	$(5,171)
For the years ended December 31, 2022 and 2021, the assumptions used to determine the net periodic benefit cost (income) are as follows:

	2022	2021
Discount rate	2.75%	2.45%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%
The Corporation’s comparison of obligations to plan assets at December 31, 2022 and 2021 are as follows:

In thousands	2022	2021
Projected benefit obligation	$30,226	$39,123
Accumulated benefit obligation	29,150	37,159
Fair value of plan assets at measurement date	43,119	50,218
It has not yet been determined the amount that the Bank may contribute to the Plan in 2023. ACNB does not anticipate any refunds from the postretirement Plan. The Corporation reduced the future benefit accruals for the defined benefit pension plan effective January 1, 2010, in order to manage total benefit expense. The new formula is the earned benefit as of December 31, 2009, plus 0.75% of a participant’s average monthly pay multiplied by years of benefit service earned on and after January 1, 2010, but not more than 25 years. The benefit formula percentage and maximum years of benefit service were both reduced. Effective April 1, 2012, no inactive or former participant in the Plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the Plan. As of the last annual census, ACNB Bank had a combined 343 active, vested terminated, and retired persons in the Plan.
For the year ended December 31, 2022 the mortality assumption has been updated to reflect the most recently published mortality information through October 20, 2022. The assumption changes decreased the benefit obligation by $9,714,000. For the year ended December 31, 2021 the mortality assumption has been updated to reflect the historical U.S. mortality date in the MP-2021 report. The assumption changes decreased the benefit obligation by $1,509,000.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are:

Years Ending	In thousands
2023	$1,920
2024	1,970
2025	2,010
2026	2,030
2027	2,020
2028 - 2032	10,440
The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2022 and 2021, are as follows:

	2022	2021
Equity securities	46%	65%
Debt securities	49%	31%
Real property	5%	4%
	100%	100%
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
Equity securities included Corporation common stock in amounts of $3,339,000, or 8% of total plan assets, and $2,543,000, or 5% of total plan assets, at December 31, 2022 and 2021, respectively.
Fair value measurements at December 31, 2022, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$19,749	$3,339	$16,410	$—
Debt securities	21,228	—	21,228	—
Real estate	2,142	—	2,142	—
Fair value measurements at December 31, 2021, are as follows:

In thousands	Total	Level 1	Level 2	Level 3
Equity securities	$32,909	$2,543	$30,366	$—
Debt securities	15,441	—	15,441	—
Real estate	1,868	—	1,868	—
The Corporation’s banking subsidiary maintains a 401(k) plan for the benefit of eligible employees. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 100% of an employee’s compensation contributed to the plan up to 3% of an employee’s pay, plus 50% of an employee’s compensation contributed to the plan on the next 2% of their pay for the payroll period. Matching contributions vest immediately to the employee. Bank contributions to and expenses for the plan were $901,000 and $921,000 for 2022 and 2021, respectively.
ACNB Insurance Services, Inc. has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. ACNB Insurance Services, Inc.’s contributions to and expenses for the plan were $157,000 and $124,000 for 2022 and 2021, respectively.
The Corporation’s banking subsidiary maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2022 and 2021, totaled $4,145,000 and $3,768,000, respectively. The annual expense included in salaries and benefits expense totaled $628,000 and $505,000 during the years ended December 31, 2022 and 2021, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

NOTE N — STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS
In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2022, 20,908 shares were issued under this plan with proceeds in the amount of $713,000. During 2021, 23,884 shares were issued under this plan with proceeds in the amount of $670,000. Proceeds are used for general corporate purposes.
The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after ten years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2022, there were 57,522 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 516,533.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were no treasury shares purchased under this plan during the quarter ended December 31, 2022.
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
In addition, the final rules established a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.
Management believes, as of December 31, 2022, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2022, the most recent notification from the federal banking regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no subsequent conditions or events that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios were as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
Dollars in thousands	Amount	Ratio	Amount (1)	Ratio (1)	Amount		Ratio
CORPORATION
As of December 31, 2022
Tier 1 leverage ratio (to average assets)	$258,468	9.91%	$ ≥104,372	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	252,468	15.00	≥75,733	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	258,468	15.36	≥100,978	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	291,421	17.32	≥134,637	≥8.0	N/A		N/A
As of December 31, 2021
Tier 1 leverage ratio (to average assets)	$249,574	8.91%	$ ≥112,027	≥4.0%	N/A		N/A
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	243,574	16.08	≥68,174	≥4.5	N/A		N/A
Tier 1 risk-based capital ratio (to risk-weighted assets)	249,574	16.47	≥90,899	≥6.0	N/A		N/A
Total risk-based capital ratio (to risk-weighted assets)	283,511	18.71	≥121,199	≥8.0	N/A		N/A
BANK
As of December 31, 2022
Tier 1 leverage ratio (to average assets)	$246,184	9.50%	$ ≥103,690	≥4.0%	$ ≥	129,612	≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	246,184	14.68	≥75,441	≥4.5	≥108,971		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	246,184	14.68	≥100,588	≥6.0	≥134,118		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	264,137	15.76	≥134,118	≥8.0	≥167,647		≥10.0
As of December 31, 2021
Tier 1 leverage ratio (to average assets)	$246,259	8.81%	$ ≥111,766	≥4.0%	$ ≥139,708		≥5.0%
Common Tier 1 risk-based capital ratio (to risk-weighted assets)	246,259	16.32	≥67,906	≥4.5	≥98,086		≥6.5
Tier 1 risk-based capital ratio (to risk-weighted assets)	246,259	16.32	≥90,541	≥6.0	≥120,722		≥8.0
Total risk-based capital ratio (to risk-weighted assets)	265,126	17.57	≥120,722	≥8.0	≥150,902		≥10.0
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2022 and 2021, for guarantees under standby letters of credit issued is not material.
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
The Corporation maintains a $5,000,000 unsecured line of credit with a correspondent bank. The line of credit remains at full capacity at year-end.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

In thousands	2022	2021
Commitments to extend credit	$401,786	$365,320
Standby letters of credit	11,429	9,014

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

NOTE Q — ACNB CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION
STATEMENTS OF CONDITION

	December 31,
In thousands	2022	2021
ASSETS
Cash	$18,263	$13,451
Investment in banking subsidiary	225,806	266,983
Investment in other subsidiaries	18,757	11,807
Securities and other assets	1,797	2,549
Receivable from banking subsidiary	1,508	1,197
Total Assets	$266,131	$295,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$21,000	$23,700
Other liabilities	89	173
Stockholders’ equity	245,042	272,114
Total Liabilities and Stockholders’ Equity	$266,131	$295,987

STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
In thousands	2022	2021
Dividends from banking subsidiary	$9,117	$8,968
Gain on sale of securities	13	—
Other income	519	554
	9,649	9,522
Expenses	1,653	1,649
	7,996	7,873
Income tax benefit	516	511
	8,512	8,384
Equity in undistributed earnings of subsidiaries	27,240	19,450
Net Income	$35,752	$27,834
Comprehensive (Loss) Income	$(12,715)	$23,927

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,752	$27,834
Equity in undistributed earnings of subsidiaries	(27,240)	(19,450)
(Increase) Decrease in receivable from banking subsidiary	(311)	54
Gain on sale of securities	(13)	—
Gain (Loss) on equity securities	177	(468)
Gain on sale of low-income housing partnership	(421)	—
Other	(308)	555
Net Cash Provided by Operating Activities	7,636	8,525
CASH FLOWS FROM INVESTING ACTIVITIES
Return on investment from subsidiary	13,000	—
Proceeds from sale of low-income housing partnership	421	—
Proceeds from sale of equity securities	811	—
Net Cash Used in Investing Activities	14,232	—
CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	15,000
Repayments on long-term debt	(2,700)	(6,329)
Payment to repurchase common stock	(6,681)	(1,517)
Proceeds from issuance of common stock	1,442	343
Dividends paid	(9,117)	(8,968)
Net Cash Used in Financing Activities	(17,056)	(1,471)
Net Increase (Decrease) in Cash and Cash Equivalents	4,812	7,054
CASH AND CASH EQUIVALENTS — BEGINNING	13,451	6,397
CASH AND CASH EQUIVALENTS — ENDING	$18,263	$13,451

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
Combined goodwill included in the Corporation’s consolidated statement of condition is $44,185,000. Goodwill, which has an indefinite useful life, is evaluated for impairment annually and is evaluated for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing. There are no impairment losses associated with goodwill as of December 31, 2022 and 2021. Additionally, there are no accumulated impairment losses associated with goodwill as of December 31, 2022 and 2021.
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
The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

	2022		2021
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
ACNB Insurance Services, Inc. amortized intangible assets	$16,151	$8,177	$10,428	$7,448
New Windsor core deposit intangibles	2,418	1,872	2,418	1,627
FCBI core deposit intangibles	3,560	1,748	3,560	1,230
	$22,129	$11,797	$16,406	$10,305
Amortization expense was $1,492,000 and $1,164,000 for the years ended December 31, 2022 and 2021, respectively.
Amortization of the intangible assets for the five years subsequent to December 31, 2022, is expected to be as follows:

Years Ending	In thousands
2023	$1,419
2024	1,233
2025	1,104
2026	991
2027	846
Thereafter	4,739
$10,332

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

Segment information for 2022 and 2021 is as follows:

In thousands	Banking	Insurance	Total
2022
Interest income and other income from external customers	$101,240	$7,616	$108,856
Interest expense	3,591	33	3,624
Depreciation and amortization expense	2,995	801	3,796
Income before income taxes	43,639	1,312	44,951
Total assets	2,505,353	20,154	2,525,507
Capital expenditures	1,783	28	1,811
2021
Interest income and other income from external customers	$95,007	$5,928	$100,935
Interest expense	6,915	—	6,915
Depreciation and amortization expense	3,069	372	3,441
Income before income taxes	34,099	920	35,019
Total assets	2,774,449	12,538	2,786,987
Capital expenditures	1,561	15	1,576

NOTE T — REVENUE RECOGNITION
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

Additional disclosures related to the Corporation’s largest sources of non-interest income within the consolidated statements of income that are subject to ASC 606 are as follows:

Income from fiduciary, investment management and brokerage activities - ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB’s Wealth Management Department offers retail brokerage-services through a third party provider. Wealth Management clients are located primarily within the Corporation’s geographic markets. Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statement since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $518,800,000 and $537,800,000 at December 31, 2022 and 2021, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.

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

Service charges on ATM and debit card transactions - The Corporation issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within non-interest expense in the consolidated statements of income.
Other Fees and Other Income - Other fees and other income consists of safe deposit rents, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, and other miscellaneous fees. These fees are largely transaction-based; therefore, the Corporation’s performance obligation is satisfied and the resultant revenue is recognized at the point in time the service is rendered. Payments for transaction-based fees are generally received immediately or in the following month by a direct charge to a customer’s account.
Commissions from insurance sales - Commission income is earned based on customers transactions. The commission income is recognized when the transaction is complete. The Corporation also receives a return on its investment in ACNB Insurance Services based on the income of the insurance company.

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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
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
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2022, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).
ACNB’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on ACNB’s internal control over financial reporting as of December 31, 2022 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

/s/ JAMES P. HELT	/s/ JASON H. WEBER
James P. Helt President & Chief Executive Officer	Jason H. Weber Executive Vice President/Treasurer & Chief Financial Officer

ITEM 9B—OTHER INFORMATION
None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report” and “Delinquent Section 16(a) Reports” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as most recently approved by the Corporation’s Board of Directors on February 21, 2023, is available under the Governance Documents section of the Corporation’s Investor Relations website at investor.acnb.com. A request for the Corporation’s Code of Ethics can be made either in writing to Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Director Compensation,” “Executive Compensation” and “Potential Payments Upon Termination or Change In Control” in ACNB Corporation’s 2023 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2023 definitive Proxy Statement.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	516,533
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	516,533
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2023 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2023 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. FINANCIAL STATEMENTS
The following financial statements are filed as part of this report:
•Reports of Independent Registered Public Accounting Firms

•Consolidated Statements of Condition

•Consolidated Statements of Income

•Consolidated Statements of Comprehensive Income (Loss)

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

Exhibit 3(i)	Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

Exhibit 3(ii)	Amended and Restated Bylaws of ACNB Corporation. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 21, 2022.)

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

Exhibit 10.4
ACNB Bank Salary Savings Plan. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 4, 2022.)

Exhibit 10.5
Group Pension Plan for Employees of ACNB Bank. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 4, 2022.)

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

Exhibit 10.31	Amended and Restated Employment Agreement between ACNB Bank and Douglas A. Seibel dated as of October 20, 2022.

Exhibit 10.32
Supplemental Executive Retirement Plan by and between ACNB Bank and Douglas A. Seibel dated as of November 27, 2018. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 10.33	Supplemental Executive Retirement Plan by and between ACNB Bank and Douglas A. Seibel dated as of October 20, 2022.

Exhibit 18
Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Crowe LLP

Exhibit 23.2	Consent of RSM US LLP.

Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16—FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION	March 3, 2023
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2023, by the following persons in the capacities indicated.

/s/ JASON H. WEBER	/s/ JAMES P. HELT
Jason H. Weber Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	James P. Helt Director and President & Chief Executive Officer
/s/ KIMBERLY S. CHANEY	/s/ DONNA M. NEWELL
Kimberly S. Chaney Director	Donna M. Newell Director
/s/ FRANK ELSNER, III	/s/ DANIEL W. POTTS
Frank Elsner, III Director	Daniel W. Potts Director
/s/ TODD L. HERRING	/s/ D. ARTHUR SEIBEL, JR.
Todd L. Herring Director and Vice Chairman of the Board	D. Arthur Seibel, Jr. Director
/s/ SCOTT L. KELLEY	/s/ ALAN J. STOCK
Scott L. Kelley Director	Alan J. Stock Director and Chairman of the Board
/s/ JAMES J. LOTT
James J. Lott Director