Form 10-Q
period 2023-03-31
ACNB CORP
filed 2023-05-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares of the Registrant’s Common Stock outstanding on May 9, 2023, was 8,523,256.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	March 31, 2023	December 31, 2022

ASSETS

Cash and due from banks	$24,833	$40,067
Interest bearing deposits with banks	89,233	128,094

Total Cash and Cash Equivalents	114,066	168,161

Equity securities with readily determinable fair values	1,328	1,719
Debt securities available for sale	501,944	553,554
Securities held to maturity, fair value $59,998; $58,078	64,960	64,977
Loans held for sale	167	123
Loans, net of allowance for credit losses $19,485; $17,861	1,512,141	1,520,749
Assets held for sale	3,393	3,393
Premises and equipment, net	26,588	27,053
Right of use assets	2,994	3,162
Restricted investment in bank stocks	2,552	1,629
Investment in bank-owned life insurance	78,435	77,993
Investments in low-income housing partnerships	1,097	1,129
Goodwill	44,185	44,185
Intangible assets, net	9,972	10,332
Foreclosed assets held for resale	474	474
Other assets	46,637	46,874

Total Assets	$2,410,933	$2,525,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$594,355	$595,049
Interest bearing	1,461,467	1,603,926

Total Deposits	2,055,822	2,198,975

Short-term borrowings	30,294	41,954
Long-term borrowings	46,000	21,000
Lease liabilities	2,994	3,162
Allowance for unfunded commitments	2,011	92
Other liabilities	17,971	15,282

Total Liabilities	2,155,092	2,280,465

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,883,206 and 8,838,720 shares issued; 8,523,256 and 8,515,120 shares outstanding	22,198	22,086
Treasury stock, at cost; 324,450 and 323,600 shares	(8,956)	(8,927)
Additional paid-in capital	96,415	96,022
Retained earnings	198,144	193,873
Accumulated other comprehensive loss	(51,960)	(58,012)

Total Stockholders’ Equity	255,841	245,042

Total Liabilities and Stockholders’ Equity	$2,410,933	$2,525,507
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands, except per share data	2023	2022

INTEREST AND DIVIDEND INCOME
Loans, including fees	$19,254	$16,090
Securities:
Taxable	3,286	1,550
Tax-exempt	314	140
Dividends	41	35
Other	1,014	262
Total Interest Income	23,909	18,077
INTEREST EXPENSE
Deposits	473	738
Short-term borrowings	17	17
Long-term borrowings	327	269
Total Interest Expense	817	1,024
Net Interest Income	23,092	17,053

Provision for Credit Losses	97	—
Provision for Unfunded Commitments	276	—

Net Interest Income after Provisions for Credit Losses and Unfunded Commitments	22,719	17,053
OTHER INCOME
Commissions from insurance sales	1,902	1,200
Service charges on deposit accounts	962	958
Income from fiduciary, investment management and brokerage activities	840	810
Income from mortgage loans held for sale	17	281
Earnings on investment in bank-owned life insurance	442	327
Net losses on sales or calls of securities	(193)	—
Net gains (losses) on equity securities	20	(109)
Service charges on ATM and debit card transactions	823	753
Other	171	239
Total Other Income	4,984	4,459
OTHER EXPENSES
Salaries and employee benefits	10,442	7,559
Net occupancy	1,037	1,159
Equipment	1,607	1,518
Other tax	337	416
Professional services	382	309
Supplies and postage	206	181
Marketing and corporate relations	154	103
FDIC and regulatory	249	271
Intangible assets amortization	360	309
Other operating	1,508	1,457
Total Other Expenses	16,282	13,282
Income before Income Taxes	11,421	8,230
PROVISION FOR INCOME TAXES	2,398	1,631
Net Income	$9,023	$6,599
PER SHARE DATA
Basic and diluted earnings	$1.06	$0.76
Cash dividends declared	$0.28	$0.26
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2023	2022

NET INCOME	$9,023	$6,599

OTHER COMPREHENSIVE INCOME

SECURITIES
Unrealized gains (losses) arising during the period, net of income taxes of $558 and $(6,128), respectively	5,136	(21,438)
Reclassification adjustment for net losses included in net income, net of income taxes of $(45) and $0, respectively (A) (C)	(146)	—
Total unrealized loss on investment securities	4,990	(21,438)

Amortization of unrealized losses on securities previously transferred to held to maturity, net of income taxes of $223 and $0, respectively (D)	1,014	—
Total amortization of unrealized losses on investment securities	1,014	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $50 and $23, respectively (B) (C)	48	79
Unrecognized net loss, net of income taxes of $0 and $0, respectively (C)	—	—
Total unrealized loss on pension	48	79

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,052	(21,359)

TOTAL COMPREHENSIVE INCOME (LOSS)	$15,075	$(14,760)

The accompanying notes are an integral part of the consolidated financial statements.

(A) Gross amounts are included in net gains on sales or call of securities on the Consolidated Statements of Income in total other income.

(B) Gross amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income in total other expenses.

(C) Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

(D) Total unrealized loss remaining on investment securities held to maturity was $2,737,000.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2023 and 2022

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchase of common stock (850 shares)	—	(29)	—	—	—	(29)
Issuance of restricted common shares, net of forfeiture and shares withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	$22,198	$(8,956)	$96,415	$198,144	$(51,960)	$255,841

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – January 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($0.26 per share)	—	—	—	(2,257)	—	(2,257)
BALANCE – March 31, 2022	$22,048	$(2,245)	$95,530	$171,580	$(30,904)	$256,009
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
Dollars in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,023	$6,599
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(17)	(281)
Earnings on investment in bank-owned life insurance	(442)	(327)
Loss on sales or calls of securities	193	—
(Gain) Loss on equity securities	(20)	109
Restricted stock compensation expense	317	673
Depreciation and amortization	883	879
Provision for credit losses and provision for unfunded commitments	373	—
Net amortization of investment securities premiums	446	1,231
Decrease (Increase) in accrued interest receivable	18	(750)
Increase (Decrease) in accrued interest payable	72	(34)
Mortgage loans originated for sale	(8,375)	(13,550)
Proceeds from sales of loans originated for sale	8,348	14,901
Decrease (Increase) in other assets	606	(3,208)
(Increase) Decrease in deferred tax expense	(972)	37
Increase in other liabilities	4,466	882
Net Cash Provided by Operating Activities	14,919	7,161
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity	205	—
Proceeds from maturities of investment securities available for sale	10,912	9,628
Proceeds from sales of investment securities available for sale	46,612	—
Proceeds from sales of equity securities	369	—
Purchase of investment securities available for sale	—	(177,048)
Purchase of investment securities held to maturity	—	(22,204)
Redemption of equity securities	40	—
(Purchase) Redemption of restricted investment in bank stocks	(923)	448
Net decrease (increase) in loans	5,867	(15,969)
Acquisition of insurance agency	—	(7,800)
Capital expenditures	(58)	(331)
Proceeds from sales of premises and equipment	—	1,093
Net Cash Provided by (Used in) Investing Activities	63,024	(212,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand deposits	(694)	9,759
Net decrease in time certificates of deposits and interest bearing deposits	(142,459)	(25,387)
Net decrease in short-term borrowings	(11,660)	(5,174)
Proceeds from long-term borrowings	25,000	1,500
Repayments on long-term borrowings	—	(6,000)
Dividends paid	(2,384)	(2,257)
Common stock repurchased	(29)	—
Common stock issued	188	70
Net Cash Used in Financing Activities	(132,038)	(27,489)
Net Decrease in Cash and Cash Equivalents	(54,095)	(232,511)
CASH AND CASH EQUIVALENTS — BEGINNING	168,161	710,131
CASH AND CASH EQUIVALENTS — ENDING	$114,066	$477,620
Supplemental disclosures of cash flow information
Interest paid	$745	$1,058
Income taxes paid	$—	$—
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and ACNB Insurance Services, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its twenty-six community banking offices, including seventeen community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

ACNB Insurance Services, Inc. is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.

The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Expenses consist of interest expense on deposits and borrowed funds, provisions for credit losses, and other operating expenses.

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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2022 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 3, 2023. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2023, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Newly adopted pronouncements in 2023:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as Current Expected Credit Loss (CECL). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today are still permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For smaller reporting companies, such as the Corporation, this standard (Topic 326) was effective as of January 1, 2023.

The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. The Bank engaged a third-party to assist in developing the CECL model and to assist with evaluation of data and methodologies related to this standard.

As part of its process of adopting CECL, management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. The Bank’s CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and qualitative component of the calculation which incorporates a forecasting component of certain economic variables. The Bank’s implementation plan also includes the assessment and documentation of appropriate processes, policies and internal controls. Management had a third party independent consultant review and validate the CECL model.

In addition, Topic 326 amends the accounting for credit losses on certain debt securities. The Corporation did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326.

The ultimate impact of adopting Topic 326, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of the loans and securities portfolio, along with other management judgments. The Corporation adopted Topic 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

In connection with the adoption of Topic 326, the Corporation made changes to the loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements for further discussion of these portfolio segments.

The adoption of Topic 326 resulted in a Day 1 adjustment of $3.3 million, including an increase to the allowance for credit losses (ACL) of $1.6 million and a $1.6 million reserve on unfunded loan commitments recorded in the liabilities section on the Consolidated Statements of Condition on January 1, 2023. As of January 1, 2023, the Corporation recorded a cumulative effect adjustment of $2.4 million to decrease retained earnings related to the adoption of Topic 326. Upon CECL adoption the Corporation elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period. The following table illustrates the impact of Topic 326:

	January 1, 2023
In thousands	As Reported Under Topic 326	Pre Topic 326	Impact of Topic 326 Adoption
Allowance for Credit Losses on Loans:
Commercial and industrial	$(2,086)	$(2,848)	$762
Commercial real estate	(11,122)	(10,016)	(1,106)
Commercial real estate construction	(2,347)	(1,000)	(1,347)
Residential mortgage	(3,326)	(3,029)	(297)
Home equity lines of credit	(364)	(347)	(17)
Consumer	(234)	(376)	142
Unallocated	—	(245)	245
Allowance for credit losses on loans	$(19,479)	$(17,861)	$(1,618)
Assets:
Total Loans, net of allowance for credit losses	$1,519,131	$1,520,749	$1,618
Net deferred tax asset	18,452	17,718	734
Liabilities:
Allowance for unfunded commitments	1,735	92	1,643
Equity:
Retained earnings	242,674	245,042	2,368

The ACL represents an amount which, in management’s judgment, is adequate to absorb expected losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.

Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

The adoption of CECL accounting did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices or charge-off policy.

The Corporation’s methodology for estimating the ACL includes:

Segmentation. The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable. Individually evaluated loans not specifically analyzed reside in the Quantitative Analysis.

Quantitative Analysis. The Corporation elected to use Discounted Cash Flow (DCF) and chose unemployment rate as the driving factor of their economic forecasts. In regards to unemployment rates, the Corporation elected to forecast economic factors over the period of the next four quarters. The Corporation chose not to extend beyond four quarters given the inherent risks associated with forecasting. The forecasted unemployment rates for the next four quarters were 3.9%, 4.3%, 4.7% and 5.1%. The Corporation utilizes relevant 3rd party forecasts as a basis and support for its own forecast. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the probability of default and loss given default through regression. The Corporation elected a reversion period of four quarters. The Corporation deemed four quarters to be a reasonable time period to ensure it did not include irrelevant information, but also not too short to introduce unnecessary volatility. Model assumptions include, but are not limited to the discount rate, prepayment speeds, funding rates, and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. The current expected losses of $1.6 million were recorded due to the adoption of CECL, which now incorporates the concept of lifetime losses. Between the Day 1 CECL model and the model ended March 31, 2023, additional current expected losses of $97,000 was recognized, which resulted in a total current expected loss balance of $19.5 million as of March 31, 2023.

Included in the allowance for unfunded commitments in the first quarter of 2023, was $1.6 million recorded upon Day 1 CECL adoption. Between the Day 1 CECL model and the model ended March 31, 2023, an additional $276,000 of provision was recognized, which resulted in a total allowance for unfunded commitments of $2.0 million at March 31, 2023.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation adopted ASU 2016-13 on January 1, 2023 and simultaneously implemented ASU 2022-02.

2.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on
8,511,244 and 8,684,152 weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, respectively. Diluted earnings per share of common stock is computed based on 8,522,976 and 8,684,152 weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 the Corporation had 35,500 unvested shares.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2023, 100,596 shares were issued under this plan, of which 42,899 were fully vested, none vested during the quarter, and the remaining 14,623 will vest over the next two years. The maximum number of shares that may yet be granted under this plan is 473,459.

Plan expense is recognized over the vesting period of the stock issued under both plans. $495,000 and $243,000 of compensation expenses related to the grants were recognized during the three months ended March 31, 2023 and 2022, respectively.

3.    Retirement Benefits

The components of net periodic benefit expense related to the non-contributory, defined benefit pension plan for the three month periods ended March 31 were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Service cost	$124	$194
Interest cost	373	263
Expected return on plan assets	(663)	(784)
Amortization of net loss	98	102

Net Periodic Benefit (Income) Expense	$(68)	$(225)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2022, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2023. As of March 31, 2023, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 343 active, vested, terminated and retired persons in the plan.

4.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $15,992,000 in standby letters of credit as of March 31, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of March 31, 2023, for guarantees under standby letters of credit issued is not material.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Ending Balance — March 31, 2022	$(24,912)	$(5,992)	$(30,904)

Ending Balance — December 31, 2022	$(52,734)	$(5,278)	$(58,012)

March 31, 2023
Beginning balance	$(52,734)	$(5,278)	$(58,012)
Amounts reclassified from accumulated other comprehensive loss, net of tax
Unrealized gain on available for sale securities, net of tax	5,136	—	5,136
Realized losses on securities, net of tax	(146)	—	(146)
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	1,014	—	1,014
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	48	48
Unrecognized pension net gain, net of tax	—	—	—
Net current period other comprehensive (loss) income	6,004	48	6,052
Ending Balance	$(46,730)	$(5,230)	$(51,960)

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

Segment information for the three month periods ended March 31, 2023 and 2022, is as follows:

In thousands	Banking	Insurance	Total
2023
Interest income and other income from external customers	$26,991	$1,902	$28,893
Interest expense	817	—	817
Depreciation and amortization expense	673	210	883
Income before income taxes	11,292	129	11,421
Total assets	2,391,583	19,350	2,410,933
Capital expenditures	52	6	58

2022
Interest income and other income from external customers	$21,336	$1,200	$22,536
Interest expense	1,018	6	1,024
Depreciation and amortization expense	748	131	879
Income before income taxes	8,356	(126)	8,230
Total assets	2,725,844	20,312	2,746,156
Capital expenditures	320	11	331

7.    Securities

Amortized cost and fair value of securities at March 31, 2023, and December 31, 2022, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

March 31, 2023
U.S. Government and agencies	$235,018	$—	$26,915	$208,103
Mortgage-backed securities, residential	291,143	—	28,801	262,342
State and municipal	—	—	—	—
Corporate bonds	33,418	8	1,927	31,499
	$559,579	$8	$57,643	$501,944

December 31, 2022
U.S. Government and agencies	$241,467	$—	$30,468	$210,999
Mortgage-backed securities, residential	327,535	342	32,159	295,718
State and municipal	15,235	196	196	15,235
Corporate bonds	33,404	15	1,817	31,602
	$617,641	$553	$64,640	$553,554

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
SECURITIES HELD TO MATURITY

March 31, 2023
Mortgage-backed securities, residential	$3,076	$—	$161	$2,915
State and municipal	61,884	—	4,801	57,083
	$64,960	$—	$4,962	$59,998
December 31, 2022
Mortgage-backed securities, residential	$3,279	$—	$194	$3,085
State and municipal	61,698	—	6,705	54,993
	$64,977	$—	$6,899	$58,078

Fair value of equity securities with readily determinable fair values at March 31, 2023 and December 31, 2022, are as follows:

In thousands	Fair Value at January 1, 2023	Purchases	Sales/redemptions	Gains	Losses on sales of securities	Fair Value at March 31, 2023
March 31, 2023
CRA Mutual Fund	$915	$—	$—	$15	$—	$930
Canapi Ventures SBIC Fund	206	—	40	—	—	166
Stock in other banks	598	—	369	5	2	232
	$1,719	$—	$409	$20	$2	$1,328

In thousands	Fair Value at January 1, 2022	Purchases	Sales	Gains	Losses	Fair Value at December 31, 2022
December 31, 2022
CRA Mutual Fund	$1,036	$—	$—	$—	$121	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	13	177	598
	$2,609	$206	$811	$13	$298	$1,719

The following table shows the Corporation’s investments’ gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023, and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

March 31, 2023
U.S. Government and agencies	$4,935	$74	$203,168	$26,841	$208,103	$26,915
Mortgage-backed securities, residential	41,971	2,454	220,371	26,347	262,342	28,801
State and municipal	—	—	—	—	—	—
Corporate bond	14,418	283	12,230	1,644	26,648	1,927
	$61,324	$2,811	$435,769	$54,832	$497,093	$57,643

December 31, 2022
U.S. Government and agencies	$25,426	$1,461	$185,573	$29,007	$210,999	$30,468
Mortgage-backed securities, residential	221,249	19,362	63,145	12,797	284,394	32,159
State and municipal	6,229	196	—	—	6,229	196
Corporate bond	24,337	1,217	5,250	600	29,587	1,817
	$277,241	$22,236	$253,968	$42,404	$531,209	$64,640

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
SECURITIES HELD TO MATURITY

March 31, 2023
Mortgage-backed securities, residential	$—	$—	$2,915	$161	$2,915	$161
State and municipal	3,537	46	53,546	4,755	57,083	4,801
	$3,537	$46	$56,461	$4,916	$59,998	$4,962

December 31, 2022
Mortgage-backed securities, residential	$3,085	$194	$—	$—	$3,085	$194
State and municipal	38,086	3,875	16,907	2,830	54,993	6,705
	$41,171	$4,069	$16,907	$2,830	$58,078	$6,899

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA)

or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

The Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023 and did not record an allowance for credit losses on its investment securities during the quarter ended March 31, 2023. The Corporation regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. Management sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.

Amortized cost and fair value at March 31, 2023, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value

1 year or less	$5,008	$4,934	$285	$284
Over 1 year through 5 years	165,613	151,727	379	363
Over 5 years through 10 years	92,762	78,723	16,961	16,256
Over 10 years	5,053	4,218	44,259	40,180
Mortgage-backed securities, residential	291,143	262,342	3,076	2,915
	$559,579	$501,944	$64,960	$59,998

The Corporation realized gross gains of $228,000 and gross losses of $421,000 on sales of securities available for sale during three months ended March 31, 2023. The Corporation did not sell any securities available for sale during the three months ended March 31, 2022.

At March 31, 2023, and December 31, 2022, securities with a carrying value of $233,094,000 and $342,180,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

8.    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio as of March 31, 2023, and December 31, 2022:

In thousands	March 31, 2023	December 31, 2022
Commercial and industrial	$170,341	$178,762
Commercial real estate	819,302	821,805
Commercial real estate construction	86,847	80,470
Residential mortgage	360,878	362,098
Home equity lines of credit	83,913	84,141
Consumer	10,345	11,334
Total Loans	$1,531,626	$1,538,610

The following table presents nonaccrual loans as of March 31, 2023, and December 31, 2022:

In thousands	March 31, 2023	December 31, 2022
Commercial and industrial	$806	$781
Commercial real estate	1,772	1,873
Commercial real estate construction	—	—
Residential mortgage	193	—
Home equity lines of credit	207	—
	$2,978	$2,654

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2023 and December 31, 2022, totaled $1,109,000 and $1,101,000, respectively.

No additional funds are committed to be advanced in connection with individually evaluated loans.

Loan Modifications

On January 1, 2023, the Corporation adopted the accounting guidance in ASU 2022-02, which eliminates the recognition and measurement of troubled debt restructurings (TDRs). Due to the removal of the TDR designation, the Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
As of March 31, 2023, the Corporation had no modified loans or any commitments to lend any additional funds on modified loans. As of March 31, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

Allowance for credit losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as Current Expected Credit Loss (CECL). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today are still permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. For smaller reporting companies, such as the Corporation, this standard (Topic 326) was effective as of January 1, 2023.

The Corporation maintains an allowance for credit losses (ACL) at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: 1) Commercial and Industrial, 2) Commercial Real Estate, 3) Commercial Real Estate Construction, 4) Residential Mortgage, and 5) Home Equity Lines of Credit. The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles. The segmentation in the CECL model is different from the segmentation in the Incurred Loss Model, however there was minimal impact on the presentation of the financial statement disclosures. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

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

Credit Quality Indicators:

The Corporation’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on debt service coverage, collateral values and other subjective factors. Mortgage and consumer loans are defaulted to a pass grade until a loan migrates to past due status.

Special Mention – Considered “Other Assets Especially Mentioned”, these loans are currently protected, but are potentially weak. Loans in this rating category constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan.

Substandard – Loans in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual loans classified as substandard.

Doubtful – Loans in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-related loans.

The following table presents loan balances by year of origination and internally assigned risk rating for ACNB’s portfolio segments as of March 31, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$616	$28,398	$39,838	$18,419	$15,602	$29,113	$32,611	$164,597
Special Mention	122	353	366	529	191	779	1,925	4,265
Substandard	9	20	—	23	15	863	549	1,479
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$747	$28,771	$40,204	$18,971	$15,808	$30,755	$35,085	$170,341
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$29

Commercial real estate
Pass	$17,795	$144,561	$136,844	$64,435	$76,946	$330,957	$13,599	$785,137
Special Mention	162	4,534	1,374	1,343	4,964	15,530	813	28,720
Substandard	—	—	—	—	566	4,879	—	5,445
Doubtful	—	—	—	—	—	—	—	—
Total Commercial real estate	$17,957	$149,095	$138,218	$65,778	$82,476	$351,366	$14,412	$819,302
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction
Pass	$2,213	$45,315	$19,862	$5,714	$2,636	$3,907	$5,382	$85,029
Special Mention	—	483	471	93	—	771	—	1,818
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$2,213	$45,798	$20,333	$5,807	$2,636	$4,678	$5,382	$86,847
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage
Pass	$13,280	$73,961	$57,941	$33,922	$21,721	$153,129	$7	$353,961
Special Mention	483	84	720	419	823	3,556	—	6,085
Substandard	—	—	—	—	—	832	—	832
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgage	$13,763	$74,045	$58,661	$34,341	$22,544	$157,517	$7	$360,878
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Pass	$1,040	$41	$—	$—	$102	$4,653	$76,834	$82,670
Special Mention	—	—	—	—	—	37	697	734
Substandard	—	—	—	—	—	509	—	509
Doubtful	—	—	—	—	—	—	—	—
Total Home equity lines of credit	$1,040	$41	$—	$—	$102	$5,199	$77,531	$83,913
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$845	$3,654	$1,055	$820	$446	$1,541	$1,966	$10,327
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	18	18
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$845	$3,654	$1,055	$820	$446	$1,541	$1,984	$10,345
Year-to-date gross charge-offs	$—	$15	$28	$6	$7	$32	$—	$88

Total Portfolio loans
Pass	$35,789	$295,930	$255,540	$123,310	$117,453	$523,300	$130,399	$1,481,721
Special Mention	767	5,454	2,931	2,384	5,978	20,673	3,435	41,622
Substandard	9	20	—	23	581	7,083	567	8,283
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio loans	$36,565	$301,404	$258,471	$125,717	$124,012	$551,056	$134,401	$1,531,626
Year-to-date gross charge-offs	$—	$15	$28	$6	$7	$61	$—	$117

The following table presents the recorded investment in loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of December 31, 2022:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Total
December 31, 2022
Pass	$173,437	$786,711	$78,652	$356,081	$83,044	$11,334	$1,489,259
Special Mention	4,035	29,540	1,818	5,803	712	—	41,908
Substandard	1,290	5,554	—	214	385	—	7,443
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$1,538,610

Performing Loans	$177,981	$819,932	$80,470	$362,098	$84,141	$11,334	$1,535,956
Nonaccrual Loans	781	1,873	—	—	—	—	2,654
Total Portfolio Loans	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$1,538,610
The following table presents loan balances by year of origination and performing and nonperforming status for ACNB’s portfolio segments as of March 31, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Performing	$747	$28,771	$40,204	$18,971	$15,808	$30,498	$34,536	$169,535
Nonperforming	—	—	—	—	—	257	549	806
Total Commercial and industrial	747	28,771	40,204	18,971	15,808	30,755	35,085	170,341
Commercial real estate
Performing	17,957	149,095	138,218	65,778	82,134	349,936	14,412	817,530
Nonperforming	—	—	—	—	342	1,430	—	1,772
Total Commercial real estate	17,957	149,095	138,218	65,778	82,476	351,366	14,412	819,302
Commercial real estate construction
Performing	2,213	45,798	20,333	5,807	2,636	4,678	5,382	86,847
Nonperforming	—	—	—	—	—	—	—	—
Total Commercial real estate construction	2,213	45,798	20,333	5,807	2,636	4,678	5,382	86,847
Residential mortgage
Performing	13,763	74,045	58,661	34,341	22,544	157,324	7	360,685
Nonperforming	—	—	—	—	—	193	—	193
Total Residential Mortgage	13,763	74,045	58,661	34,341	22,544	157,517	7	360,878
Home equity lines of credit
Performing	1,040	41	—	—	102	4,992	77,531	83,706
Nonperforming	—	—	—	—	—	207	—	207
Total Home equity lines of credit	1,040	41	—	—	102	5,199	77,531	83,913
Consumer
Performing	845	3,654	1,055	820	446	1,541	1,984	10,345
Nonperforming	—	—	—	—	—	—	—	—
Total Consumer	845	3,654	1,055	820	446	1,541	1,984	10,345
Total Portfolio loans
Performing	36,565	301,404	258,471	125,717	123,670	548,969	133,852	1,528,648
Nonperforming	—	—	—	—	342	2,087	549	2,978
Total Portfolio loans	$36,565	$301,404	$258,471	$125,717	$124,012	$551,056	$134,401	$1,531,626

The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2023, and December 31, 2022:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
March 31, 2023
Total Loans
Commercial and industrial	$54	$—	$162	$216	$170,125	$170,341	$—
Commercial real estate	288	552	—	840	818,462	819,302	—
Commercial real estate construction	—	—	—	—	86,847	86,847	—
Residential mortgage	2,202	235	656	3,093	357,785	360,878	462
Home equity lines of credit	444	867	398	1,709	82,204	83,913	398
Consumer	67	3	—	70	10,275	10,345	—
Total Loans	$3,055	$1,657	$1,216	$5,928	$1,525,698	$1,531,626	$860

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2022
Total Loans
Commercial and industrial	$287	$—	$162	$449	$178,313	$178,762	$—
Commercial real estate	2,026	350	255	2,631	819,174	821,805	—
Commercial real estate construction	24	—	—	24	80,446	80,470	—
Residential mortgage	2,969	970	705	4,644	357,454	362,098	705
Home equity lines of credit	438	117	498	1,053	83,088	84,141	498
Consumer	155	80	—	235	11,099	11,334	—
Total Loans	$5,899	$1,517	$1,620	$9,036	$1,529,574	$1,538,610	$1,203

The following table summarizes information relative to individually evaluated loans by loan portfolio class as of March 31, 2023:

	Individually Evaluated Loans with Allowance		Individually Evaluated Loans with No Allowance
In thousands	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
March 31, 2023
Commercial and industrial	$806	$709	$—	$—
Commercial real estate	342	202	1,430	—
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	193	—
Home equity lines of credit	—	—	207	—
	$1,148	$911	$1,830	$—

A loan is considered individually evaluated when it is transferred to nonaccrual status. During the three months ended March 31, 2023, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

The adoption of Topic 326 resulted in certain acquired and purchase credit impaired loans being added to the individually evaluated loan category and a prior troubled debt restructured loan was moved to performing status due to loan repayment history.

The following table presents the amortized cost basis of individually evaluated loans as of March 31, 2023. Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change.

	March 31, 2023
	Type of Collateral
In thousands	Business Assets	Real Estate
Commercial and industrial	$806	$—
Commercial real estate	—	1,772
Commercial real estate construction	—	—
Residential mortgage	—	193
Home equity lines of credit	—	207
Consumer	—	—
Total	$806	$2,172

The following tables summarize the allowance for credit losses and allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2023
Allowance for Credit Losses
Beginning balance - January 1, 2023	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Impact of CECL adoption	(762)	1,106	1,347	297	17	(142)	(245)	$1,618
Charge-offs	(29)	—	—	—	—	(88)	—	(117)
Recoveries	1	—	—	—	—	25	—	26
Provisions (credits)	47	(90)	118	40	15	(33)	—	97
Ending balance - March 31, 2023	$2,105	$11,032	$2,465	$3,366	$379	$138	$—	$19,485
Ending balance: individually evaluated for impairment	$709	$202	$—	$—	$—	$—	$—	$911
Ending balance: collectively evaluated for impairment	$1,396	$10,830	$2,465	$3,366	$379	$138	$—	$18,574

Loans Receivable
Ending balance	$170,341	$819,302	$86,847	$360,878	$83,913	$10,345	$—	$1,531,626
Ending balance: individually evaluated for impairment	$806	$1,772	$—	$193	$207	$—	$—	$2,978
Ending balance: collectively evaluated for impairment	$169,535	$817,530	$86,847	$360,685	$83,706	$10,345	$—	$1,528,648

AS OF AND FOR THE PERIOD ENDED MARCH 31, 2022
Allowance for Loan Losses
Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(63)	—	—	—	—	(19)	—	(82)
Recoveries	10	—	—	—	—	2	—	12
Provisions (credits)	157	(91)	50	(153)	(75)	(6)	118	—
Ending balance - March 31, 2022	$3,280	$10,625	$666	$3,082	$426	$385	$499	$18,963
Ending balance: individually evaluated for impairment	$802	$836	$—	$—	$—	$—	$—	$1,638
Ending balance: collectively evaluated for impairment	$2,478	$9,789	$666	$3,082	$426	$385	$499	$17,325

Loans Receivable
Ending balance	$188,132	$800,277	$54,366	$341,530	$88,356	$11,665	$—	$1,484,326
Ending balance: individually evaluated for impairment	$964	$7,124	$—	$—	$—	$—	$—	$8,088
Ending balance: collectively evaluated for impairment	$187,168	$793,153	$54,366	$341,530	$88,356	$11,665	$—	$1,476,238

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2022
Allowance for Loan Losses
Ending balance	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Ending balance: individually evaluated for impairment	$628	$192	$—	$—	$—	$—	$—	$820
Ending balance: collectively evaluated for impairment	$2,220	$9,824	$1,000	$3,029	$347	$376	$245	$17,041

Loans Receivable
Ending balance	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$—	$1,538,610
Ending balance: individually evaluated for impairment	$781	$5,334	$—	$—	$—	$—	$—	$6,115
Ending balance: collectively evaluated for impairment	$177,981	$816,471	$80,470	$362,098	$84,141	$11,334	$—	$1,532,495

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at March 31, 2023, and December 31, 2022, are as follows:

		March 31, 2023
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$208,103	$—	$208,103	$—
Mortgage-backed securities, residential		262,342	—	262,342	—
State and municipal		—	—	—	—
Corporate bonds		31,499	—	31,499	—
Total securities available for sale	Recurring	$501,944	$—	$501,944	$—
Equity securities with readily determinable fair values	Recurring	$1,328	$1,328	$—	$—
Individually evaluated loans	Nonrecurring	$236	$—	$—	$236

		December 31, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$210,999	$—	$210,999	$—
Mortgage-backed securities, residential		295,718	—	295,718	—
State and municipal		15,235	—	15,235	—
Corporate bonds		31,602	—	31,602	—
Total securities available for sale	Recurring	$553,554	$—	$553,554	$—
Equity securities with readily determinable fair values	Recurring	$1,719	$1,719	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,773	$—	$—	$3,773

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

March 31, 2023
Individually evaluated loans	$236	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(91)%

December 31, 2022
Impaired loans	$3,773	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(48)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of March 31, 2023:

	March 31, 2023
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,833	$24,833	$6,686	$18,147	$—
Interest-bearing deposits with banks	89,233	89,233	89,233	—	—
Equity securities with readily determinable fair values	1,328	1,328	1,328	—	—
Debt securities available for sale	501,944	501,944	—	501,944	—
Securities held to maturity	64,960	59,998	—	59,998	—
Loans held for sale	167	167	—	167	—
Loans, less allowance for credit losses	1,512,141	1,463,447	—	—	1,463,447
Accrued interest receivable	6,897	6,897	—	6,897	—
Restricted investment in bank stocks	2,552	N/A	—	N/A	—

Financial liabilities:
Demand deposits and savings	1,813,200	1,813,200	—	1,813,200	—
Time deposits	242,622	228,978	—	228,978	—
Short-term borrowings	30,294	30,294	—	30,294	—
Long-term borrowings	25,000	25,707	—	25,707	—
Trust preferred and subordinated debt	21,000	18,589	—	18,589	—
Accrued interest payable	123	123	—	123	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2022:

	December 31, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,067	$40,067	$6,977	$33,090	$—
Interest-bearing deposits with banks	128,094	128,094	128,094	—	—
Equity securities with readily determinable fair values	1,719	1,719	1,719	—	—
Debt securities available for sale	553,554	553,554	—	553,554	—
Securities held to maturity	64,977	58,078	—	58,078	—
Loans held for sale	123	123	—	123	—
Loans, less allowance for credit losses	1,520,749	1,458,556	—	—	1,458,556
Accrued interest receivable	6,915	6,915	—	6,915	—
Restricted investment in bank stocks	1,629	1,629	—	1,629	—

Financial liabilities:
Demand deposits and savings	1,905,845	1,905,845	—	1,905,845	—
Time deposits	293,130	276,182	—	276,182	—
Short-term borrowings	41,954	41,954	—	41,954	—
Long-term borrowings	—	—	—	—	—
Trust preferred and subordinated debt	21,000	18,648	—	18,648	—
Accrued interest payable	51	51	—	51	—

Off-balance sheet financial instruments	—	—	—	—	—

10.    Borrowings

The Corporation had debt outstanding as follows:

In thousands	March 31, 2023	December 31, 2022
FHLB advance	$25,000	$—
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	15,000
	$46,000	$21,000

The FHLB advance matures in 2027 and has a fixed interest rate of 4.63%, with a prepayment penalty. The advance is collateralized by the assets defined in the security agreement and FHLB capital stock. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $814,924,000, of which $789,853,000 is available at March 31, 2023.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision for when LIBOR is no longer available. On March 15, 2023, the most recent interest rate reset date, the interest rate was adjusted to 6.50% for the period ending June 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

11. Recently issued but not effective Accounting Pronouncements

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. The ASU provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022.

Furthermore, in December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848)”. This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s Financial Conduct Authority (FCA) extension of the intended cessation date of LIBOR in the United States.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and the economy; the continuing banking crisis caused by the recent failures and continuing financial instability of certain banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemics, epidemics or health-related crises and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s market areas; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the Securities and Exchange Commission.

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

The allowance for credit losses (ACL) represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.

Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of borrowers.

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources. Management evaluates the variability of market conditions by examining the peak and trough of economic cycles. These peaks and troughs are used to stress the base case model to develop a range of potential outcomes. Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.

RESULTS OF OPERATIONS

Quarter ended March 31, 2023, compared to Quarter ended March 31, 2022

Executive Summary

Net income for the three months ended March 31, 2023, was $9,023,000 compared to a net income of $6,599,000 for the comparable period in 2022 an increase of $2,424,000 or 36.7%. Basic earnings per share for the three months ended March 31, 2023 and 2022, were $1.06 and $0.76, respectively, a 39.5% increase. The increase in net income for the first quarter of 2023 was primarily driven by an increase in net interest income.

Net Interest Income

Net interest income totaled $23,092,000 for the three months ended March 31, 2023 compared to $17,053,000 for the comparable period in 2022, an increase of $6,039,000, or 35.4%. The increase in net interest income can be attributed to a higher net interest margin that benefited from higher interest rates, deployment of excess liquidity, lower funding costs and a shift into higher-yielding assets. The net interest margin for the three months ended March 31, 2023 was 4.19%, a 152 basis points increase from 2.67% for the comparable period of 2022. Paycheck Protection Program (PPP) fees and purchase accounting accretion totaled $374,000 for the three months ended March 31, 2023 compared to $1,058,000 for the three months ended March 31, 2022.

Average earning assets declined year-over-year driven by cash balances decreasing attributed to anticipated deposit outflows as market rates increased in 2022 and 2023. However, interest income increased by $5,832,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by higher interest rates, deployment of excess liquidity and a shift into higher-yielding assets. The average yield on earnings assets was 4.33% for the three months ended March 31,

2023, an increase of 150 basis points from the comparable quarter last year. Interest expense decreased by $207,000 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by declining deposit balances and costs. The average rate paid on interest bearing deposits was 0.12% for the three months ended March 31, 2023, a decrease of 5 basis points from the comparable quarter last year.

Provision for Credit Losses & Unfunded Commitments

Effective January 1, 2023, the Corporation adopted Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” referred to as the current expected credit loss model (CECL). This accounting standard requires that credit losses for financial assets and off-balance-sheet credit exposures be measured based on expected credit losses, rather than on incurred credit losses as in prior periods. The Corporation recorded a net decrease to retained earnings of $2.4 million net of tax as of January 1, 2023 for the cumulative effect of adopting Topic 326. The allowance for credit losses increased $1.6 million, and the allowance for unfunded commitments, included in the liabilities section on the balance sheet, increased $1.9 million from the fourth quarter of 2022.

Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the first three months of 2023 was $97,000, and the provision for unfunded commitments was $276,000. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments. ACNB charges confirmed credit losses to the allowance and credits the allowance for credit losses for recoveries of previous loan charge-offs. For the first quarter of 2023, the Corporation had net loan charge-offs of $91,000 as compared to net loan charge-offs of $70,000 for the first quarter of 2022. For more information, please refer to Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements as well as the Allowance for Credit Losses & Asset Quality in the following Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Income

Total other income was $4,984,000 for the three months ended March 31, 2023, up $525,000, or 11.8%, from the comparable period of 2022. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales were up by $702,000, or 58.5%, to $1,902,000 driven primarily by the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022 and higher contingent income. Income from fiduciary, investment management and brokerage activities increased $30,000, or 3.7%, due to strong fixed annuity sales and an increase in assets under management and administration. Income from mortgage loans held for sale decreased by $264,000, or 94.0%, due to less mortgage activity as a result of an increase in the current rate environment. Bank-owned life insurance increased by $115,000 due to additional purchases of insurance with a cash surrender value of $12,200,000 during the second half of 2022. A net loss of $193,000 was recognized on the sales of securities during the first quarter of 2023, and no securities were sold during the first quarter of 2022. A $20,000 net gain on equity securities was recognized on local bank and CRA-related equity securities during the first quarter of 2023 compared to a $109,000 loss during the first quarter of 2022. Other income in the three months ended March 31, 2023, was down by $68,000, or 28.5%, to $171,000 due to a variety of other fee income variances.

Other Expenses

Other expenses for the quarter ended March 31, 2023 were $16,282,000 an increase of $3,000,000, or 22.6%, from the comparable period in 2022. The largest expense is salaries and benefits, which increased by $2,883,000, or 38.1%, from the comparable period in 2022. The increase in salaries and employee benefits expense was driven primarily by a partial reversal of incentive compensation of $750,000 and a reversal of $484,000 of loan expense in the first quarter of 2022, as well as an increase in stock expense of $252,000, an increase in pension expense of $157,000, additional expenses of $125,000 due to the acquisition of the business and assets of the Hockley & O’Donnell Insurance Agency and a higher extended leave reserve adjustment of $214,000.

Net occupancy expense decreased by $122,000, or 10.5%, during the period driven by the closure of a temporary banking facility, less snow removal expense and an increase in rental income. Equipment expense increased by $89,000, or 5.9%, driven by the ongoing expenses related to the implementation of a new loan origination system in late 2022. Professional services expense totaled $382,000 during the first quarter of 2023 as compared to $309,000 for the comparable period in 2022, an increase of $73,000, or 23.6%. The increase in professional services expense was a result of additional costs related to the change in the Corporation’s independent audit firm in 2022. Marketing and corporate relations expenses were $154,000 for the first quarter of 2023, or 49.5% higher as compared to the comparable period of 2022. The increase was driven by $89,000 in expenses related to the rebranding of ACNB Bank’s Maryland banking divisions. Other tax expense decreased by $79,000, or

19.0%, during the first quarter of 2023 as compared to the comparable period in 2022 due to lower Pennsylvania shares tax. Supplies and postage expense increased by 13.8% due to variation in the timing of necessary replenishments and increased prepaid mailing costs.. Intangible amortization increased 16.5% due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022.

Provision for Income Taxes

The Corporation recognized income taxes of $2,398,000, or 21.0% of pretax income, during the first quarter of 2023 compared to $1,631,000, or 19.8% of pretax income, during the comparable period in 2022. The variances from the federal statutory rate of 21% in the respective periods are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $4,000 and $70,000 for the three months ended March 31, 2023 and 2022, respectively.

FINANCIAL CONDITION

Assets totaled $2,410,933,000 at March 31, 2023 compared to $2,525,507,000 at December 31, 2022, and $2,746,156,000 at March 31, 2022. The decrease from March 31, 2022 was driven by a reduction in cash and cash equivalents of $363,554,000 as a result of management decisions late in the first quarter of 2022 to invest excess cash and cash equivalents into securities, and to fund loan growth and deposit outflows. The decrease from December 31, 2022 was a result of reduction in cash and cash equivalents to fund deposit outflows driven by customers beginning to seek higher yielding alternative deposit and investment products as market interest rates rose during 2022 and 2023. Total loans outstanding were $1,531,626,000 at March 31, 2023 compared to $1,484,326,000 at March 31, 2022, an increase of $47,300,000 and $1,538,610,000 at December 31, 2022. Year-over-year, the increase was driven mainly by growth in the commercial loan portfolio. Loans decreased by $6,984,000, or 0.45%, from December 31, 2022 to March 31, 2023, mainly from payoffs and paydowns in the loan portfolio. Total securities were $568,232,000 at March 31, 2023 compared to $620,250,000 at December 31, 2022, a decrease of 8.4% and $606,879,000 at March 31, 2022, a decrease of 6.4%. The decline in the securities portfolio was to fund deposit outflows. Total deposits were $2,055,822,000 at March 31, 2023. Deposits decreased by $143,153,000, or 6.5%, since December 31, 2022 and decreased $354,939,000 or 14.7% since March 31, 2022. The decrease in deposits was a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022 and 2023.

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

At March 31, 2023, the securities balance included a net unrealized loss on available for sale securities of $46,730,000, net of taxes, on amortized cost of $559,579,000 versus a net unrealized loss of $52,734,000, net of taxes, on amortized cost of $617,641,000 at December 31, 2022, and a net unrealized loss of $24,912,000, net of taxes, on amortized cost of $608,393,000 at March 31, 2022. The change in fair value of available for sale securities was a result of an increase in market interest rates in 2022 and 2023. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained strong.

At March 31, 2023, the securities balance included held to maturity securities with an amortized cost of $64,960,000 and a fair value of $59,998,000 as compared to an amortized cost of $64,977,000 and a fair value of $58,078,000 at December 31, 2022, and an amortized cost of $28,019,000 and a fair value of $27,679,000 at March 31, 2022. During the second quarter of 2022, approximately $39.7 million of municipal securities were transferred from available for sale to held to maturity to mitigate the unrealized loss on available for sale securities. The held to maturity securities also include U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed.

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

Loans

Loans outstanding increased by $47,300,000, or 3.2%, at March 31, 2023 from March 31, 2022, and decreased by $6,984,000, or 0.5%, from December 31, 2022, to March 31, 2023. The increase in loans from the same period last year is largely attributable to growth in the commercial lending portfolio. Total commercial purpose segments increased $33,715,000, or 3.2%, as compared to March 31, 2022. Commercial loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending increased by $19,348,000, or 5.7%, as compared to March 31, 2022. The increase was driven by an increase in junior liens or home equity loans, which are also in many cases junior liens. Of the $360,878,000 total in residential mortgage loans at March 31, 2023, $44,867,000 were secured by Junior liens which inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt. Generally, foreclosure actions could become more prevalent if the real estate market weakens, property values deteriorate, or rates increase sharply. Non-real estate secured consumer loans comprise 0.7% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

Most of the Corporation’s lending activities are with customers located within the Bank’s market area of southcentral Pennsylvania and northern Maryland. Unemployment rates in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States. Included in commercial real estate loans are loans made to lessors of non-residential properties that total $436,228,000, or 28.5% of total loans, at March 31, 2023. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses & Asset Quality

The allowance for credit losses at March 31, 2023, was $19,485,000, or 1.27% of total loans as compared to $18,963,000, or 1.28% of loans, at March 31, 2022, and $17,861,000, or 1.16% of loans, at December 31, 2022. The increase from year-end was primarily driven by the adoption of CECL as shown in the table below. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Changes in the allowance for credit losses were as follows:

In thousands	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022
Beginning balance – January 1	$17,861	$19,033	$19,033
Impact of CECL adoption	1,618	—	—
Provisions charged to operations	97	—	—
Recoveries on charged-off loans	26	114	12
Loans charged-off	(117)	(1,286)	(82)
Ending balance	$19,485	$17,861	$18,963

Loans past due 90 days and still accruing were $860,000 and nonaccrual loans were $2,978,000 as of March 31, 2023. Loans past due 90 days and still accruing were $964,000 at March 31, 2022, while nonaccrual loans were $4,543,000. Loans past due 90 days and still accruing were $1,203,000 at December 31, 2022, while nonaccrual loans were $2,654,000.

Information on nonaccrual loans, by collateral type rather than loan class, at March 31, 2023, as compared to December 31, 2022, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2023
Owner occupied commercial real estate	6	$1,866	$202	$—	In market	2012 - 2020
Investment/rental residential real estate	1	98	—	—	In market	2016
Commercial and industrial	3	807	709	—	In market	2017 - 2018
Home equity line of credit	1	207	—	—	In market	2016
Total	11	$2,978	$911	$—

December 31, 2022
Owner occupied commercial real estate	5	$1,772	$192	$—	In market	2012 - 2019
Investment/rental residential real estate	1	101	—	—	In market	2016
Commercial and industrial	2	781	628	—	In market	2017 - 2018
Total	8	$2,654	$820	$—

All nonaccrual loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual individually evaluated loans were originated by ACNB’s banking subsidiary.

Premises and Equipment

On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. The Upper Adams Office opened in October 2022 and, as a result, three offices were consolidated into the new community banking office. Two of the former office buildings were subsequently transferred to Assets Held for Sale at fair market value. Also, as part of the Bank’s branch optimization program, in the third quarter of 2022, the Bank announced the planned closure of three additional community banking offices effective December 2022. As a result, two of the former branch office buildings were transferred to Assets Held for Sale at fair market value. The total of the four branch office buildings transferred to Assets Held for Sale have a carrying value of $3,393,000 at March 31, 2023.

Foreclosed Assets Held for Resale

The carrying value of real estate acquired through foreclosure was $474,000 with one property at March 31, 2023, compared to $0 with no properties at March 31, 2022. All acquired properties are actively marketed.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2,055,822,000 as of March 31, 2023. Deposits decreased by $354,939,000, or 14.7%, from March 31, 2022, to March 31, 2023, and decreased by $143,153,000, or 6.5%, from December 31, 2022, to March 31, 2023. The decrease in deposits were in interest bearing and non-interest bearing deposits, and was a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022 and 2023. Historically, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. Despite the decline in deposits in 2023, the loan-to-deposit ratio was 74.50% at March 31, 2023.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Given the Corporation’s funding level, the Corporation made a decision to restrain deposit rates and thereby moderate deposit costs in 2022 and into 2023 despite an increase in market interest rates and an increase in rates by competitors. Interest bearing deposit costs for the first quarter of 2023 were 0.14% compared to 0.18 % for the first quarter of 2022. The ratio of uninsured and non-collateralized deposits to total deposits was approximately 19.2% at March 31, 2023.

Borrowings

Short-term Bank borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2023, short-term Bank borrowings were $30,294,000, as compared to $41,954,000 at December 31, 2022, and $30,028,000 at March 31, 2022. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2022, repurchase agreement balances were down $11,660,000, or 27.8%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were no short-term FHLB borrowings at March 31, 2023 and 2022, or December 31, 2022. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base.

Long-term borrowings consist of longer-term advances from the FHLB that provides term funding for loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $46,000,000 at March 31, 2023, versus $21,000,000 at December 31, 2022, and $30,200,000 at March 31, 2022. During the quarter, the bank borrowed $25,000,000 from the FHLB at a fixed rate of 4.629% for a term of 4.5 years. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure.

Total shareholders’ equity was $255,841,000 at March 31, 2023 compared to $245,042,000 at December 31, 2022 and $256,009,000 at March 31, 2022. Shareholders’ equity decreased $2,368,000 due to the cumulative effect for adoption of CECL and increased $6,052,000 primarily due to the change in accumulated other comprehensive loss from unrealized losses in the securities portfolio. These changes, along with net income during the quarter of $9,023,000, were the primary drivers of the increase in shareholders’ equity from December 31, 2022 to March 31, 2023.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2023, ACNB earned $9,023,000 and paid dividends of $2,384,000 for a dividend payout ratio of 26.4%. During the first three months of 2022, ACNB earned $6,599,000 and paid dividends of $2,257,000 for a dividend payout ratio of 34.2%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date March 31, 2023, 5,889 shares were issued under this plan with proceeds in the amount of $188,000. Year-to-date March 31, 2022, 5,587 shares were issued under this plan with proceeds in the amount of $183,000.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of March 31, 2023, 850 shares of common stock have been repurchased under this new plan.

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

Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of March 31, 2023, and December 31, 2022, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory capital ratios as of March 31, 2023, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

Risk-Based Capital

In December 2018, the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Corporation adopted CECL effective January 1, 2023 and elected to implement the capital transition relief over the permissible three-year period.

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

The banking subsidiary’s capital ratios are as follows:

	March 31, 2023	December 31, 2022	To Be Well Capitalized Under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	10.32%	9.50%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)	14.84%	14.68%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.84%	14.68%	8.00%
Total risk-based capital ratio	15.96%	15.76%	10.00%

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

At March 31, 2023, ACNB’s banking subsidiary could borrow approximately $814,924,000 from the FHLB, of which $789,853,000 was available. At March 31, 2023, ACNB’s banking subsidiary could borrow approximately $5,771,000 from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of investment securities held in a joint-custody account under the Corporation’s name.

A new Federal Reserve lending facility, named the Bank Term Funding Program, was enacted in March 2023 that provides banks the ability to borrow on the par value of certain investment securities used to collateralize the account. As of March 31, 2023, ACNB’s banking subsidiary could borrow approximately $262,000,000 from the Bank Term Funding Program, of which the full amount was available.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of March 31, 2023, Fed Funds line capacity at the banking subsidiary was $75,000,000, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise and did not have any outstanding balance as of March 31, 2023. The Corporation maintains a $5,000,000 unsecured line of credit with a correspondent bank. The line of credit remains at full capacity as of March 31, 2023.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $30,294,000 and $41,954,000 at March 31, 2023, and December 31, 2022, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2023, the Corporation had unfunded outstanding commitments to extend credit of $414,636,000 and outstanding standby letters of credit of $15,992,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

Market Risks

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank and First Republic Bank). This was and continues to be accompanied by financial instability at certain additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including ACNB. These risks include, but are not limited to:

•market risk and loss of confidence in the financial services sector, and/or specific banks;

•deterioration of securities and loan portfolios;

•deposit volatility and/or reductions with higher volumes and occurring over shorter periods of time;

•increased liquidity demand and utilization of sources of liquidity; and,

•interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect:

•financial condition;

•operations and results thereof; and,

•stock price.

In addition, the previously mentioned bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which may adversely affect the Corporation’s financial condition, operations, results thereof or stock price.

The Corporation cannot predict the impact, timing or duration of such events.

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

RECENT LEGAL AND REGULATORY DEVELOPMENTS

Management has reviewed the recent development sections that were previously disclosed in the Annual Report on Form 10-K for the fiscal period ended December 31, 2022. There are no material changes in the recent legal and regulatory development section as previously disclosed in the recent developments section on the Form 10-K.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material changes in market risks since year-end 2022. For further discussion of year-end information, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2023, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There are no material changes in risk factors as previously disclosed in the Form 10-K except as described below.

RECENT NEGATIVE DEVELOPMENTS AFFECTING THE BANKING INDUSTRY, INCLUDING RECENT BANK FAILURES OR CONCERNS REGARDING LIQUIDITY, HAVE ERODED CUSTOMER CONFIDENCE IN THE BANKING SYSTEM AND MAY HAVE A MATERIAL ADVERSE EFFECT ON THE CORPORATION.

Recent events impacting the banking industry, including the high-profile failures or instability of certain banking institutions, have resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact the Corporation’s own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these recent events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on the Corporation’s business, financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of March 31, 2023, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2023, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of March 31, 2023, there were 241,292 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2023, there were 100,596 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 473,459. The

Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On February 25, 2021, the Corporation announced that the Board of Directors approved on February 23, 2021, a plan to repurchase, in open market and privately negotiated transactions, up to 261,000, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 261,000 treasury shares purchased under this plan as of December 31, 2022, effectively completing the authorization for the repurchase of shares under this program.

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

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. During the quarter ended March 31, 2023, 850 common stock had been repurchased under this new plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
March 1 - March 31, 2023	850	$34.57	850	254,725

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

Exhibit 10.7	ACNB Corporation 2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.8
Salary Continuation Agreement by and between ACNB Bank and Lynda L. Glass dated as of March 28, 2012. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 3, 2012.)

Exhibit 10.9
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

Exhibit 10.12
ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022.)

Exhibit 10.13
First Amendment to Amended and Restated Employment Agreement by and between ACNB Corporation, ACNB Bank and Lynda L. Glass dated as of December 27, 2016. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2016.)

Exhibit 10.14
Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.15
ACNB Corporation 2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

Exhibit 10.16
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

Exhibit 10.18
Form of Subordinated Note Purchase Agreement dated March 30, 2021, by and among ACNB Corporation and the Purchasers. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2021.)

Exhibit 10.19
Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.20
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2022. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.)

Exhibit 10.21
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Non-Employee Directors dated as of March 15, 2022. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2022.)

Exhibit 10.22
Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.23
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

Exhibit 10.25
First Amendment to ACNB Bank Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.26
Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of January 31, 2022. (Incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.27
Amended and Restated Employment Agreement between ACNB Bank and Douglas A. Seibel dated as of October 20, 2022. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 3, 2023.)

Exhibit 10.28
Supplemental Executive Retirement Plan by and between ACNB Bank and Douglas A. Seibel dated as of November 27, 2018. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 10.29
Supplemental Executive Retirement Plan by and between ACNB Bank and Douglas A. Seibel dated as of October 20, 2022. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 3, 2023.)

Exhibit 10.30
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2023. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 21, 2023.)

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

ACNB CORPORATION (Registrant)

Date:	May 9, 2023	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)