Form 10-Q
period 2023-06-30
ACNB CORP
filed 2023-08-04
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding on August 4, 2023, was 8,564,282.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	June 30, 2023	December 31, 2022

ASSETS

Cash and due from banks	$24,898	$40,067
Interest bearing deposits with banks	59,145	128,094

Total Cash and Cash Equivalents	84,043	168,161

Equity securities with readily determinable fair values	915	1,719
Debt securities available for sale	452,252	553,554
Securities held to maturity, fair value $58,133; $58,078	64,926	64,977
Loans held for sale	—	123
Loans, net of allowance for credit losses $19,148; $17,861	1,554,669	1,520,749
Assets held for sale	1,418	3,393
Premises and equipment, net	26,145	27,053
Right of use assets	2,952	3,162
Restricted investment in bank stocks	4,877	1,629
Investment in bank-owned life insurance	78,919	77,993
Investments in low-income housing partnerships	1,066	1,129
Goodwill	44,185	44,185
Intangible assets, net	9,612	10,332
Foreclosed assets held for resale	467	474
Other assets	51,705	46,874

Total Assets	$2,378,151	$2,525,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$569,729	$595,049
Interest bearing	1,394,025	1,603,926

Total Deposits	1,963,754	2,198,975

Short-term borrowings	51,703	41,954
Long-term borrowings	81,000	21,000
Lease liabilities	2,952	3,162
Allowance for unfunded commitments	2,132	92
Other liabilities	19,541	15,282

Total Liabilities	2,121,082	2,280,465

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,888,732 and 8,838,720 shares issued; 8,564,282 and 8,515,120 shares outstanding	22,212	22,086
Treasury stock, at cost; 324,450 and 323,600 shares	(8,956)	(8,927)
Additional paid-in capital	96,586	96,022
Retained earnings	205,279	193,873
Accumulated other comprehensive loss	(58,052)	(58,012)

Total Stockholders’ Equity	257,069	245,042

Total Liabilities and Stockholders’ Equity	$2,378,151	$2,525,507
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$18,947	$16,414	$37,845	$32,200
Tax-exempt	352	356	708	660
Securities:
Taxable	2,688	2,722	5,974	4,272
Tax-exempt	285	289	599	429
Dividends	51	24	92	59
Other	890	891	1,904	1,153
Total Interest Income	23,213	20,696	47,122	38,773
INTEREST EXPENSE
Deposits	486	646	959	1,384
Short-term borrowings	108	20	125	37
Long-term borrowings	629	226	956	495
Total Interest Expense	1,223	892	2,040	1,916
Net Interest Income	21,990	19,804	45,082	36,857
Reversal of Credit Losses	(273)	—	(176)	—
Provision for Unfunded Commitments	121	—	397	—
Net Interest Income after Provisions for (Reversal of) Credit Losses and Unfunded Commitments	22,142	19,804	44,861	36,857
OTHER INCOME
Commissions from insurance sales	2,840	2,808	4,742	4,008
Service charges on deposit accounts	989	1,006	1,951	1,964
Income from fiduciary, investment management and brokerage activities	979	816	1,819	1,626
Gain from mortgage loans held for sale	14	145	31	426
Earnings on investment in bank-owned life insurance	484	363	926	690
Net losses on sales or calls of securities	(546)	—	(739)	—
Net (losses) gains on equity securities	(15)	(148)	5	(257)
Gain on assets held for sale	323	—	323	—
Service charges on ATM and debit card transactions	834	865	1,657	1,618
Other	292	221	463	460
Total Other Income	6,194	6,076	11,178	10,535
OTHER EXPENSES
Salaries and employee benefits	9,824	9,314	20,266	16,873
Net occupancy	1,002	939	2,039	2,098
Equipment	1,623	1,527	3,230	3,045
Other tax	305	402	642	818
Professional services	601	430	983	739
Supplies and postage	198	195	404	376
Marketing and corporate relations	159	67	313	170
FDIC and regulatory	295	264	544	535
Intangible assets amortization	360	389	720	698
Other operating	1,914	1,479	3,422	2,936
Total Other Expenses	16,281	15,006	32,563	28,288
Income before Income Taxes	12,055	10,874	23,476	19,104
PROVISION FOR INCOME TAXES	2,531	2,244	4,929	3,875
Net Income	$9,524	$8,630	$18,547	$15,229
PER SHARE DATA
Basic earnings	$1.12	$0.99	$2.18	$1.75
Diluted earnings	$1.12	$0.99	$2.17	$1.75
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022

NET INCOME	$9,524	$8,630	$18,547	$15,229

OTHER COMPREHENSIVE INCOME

SECURITIES
Unrealized losses arising during the period, net of income taxes of $(2,077), $(3,630), $(1,442) and $(9,758), respectively	(6,891)	(12,701)	(1,255)	(34,139)
Reclassification adjustment for net losses included in net income, net of income taxes of $138, $0, $172 and $0, respectively (A) (C)	410	—	556	—
Total unrealized loss on investment securities	(6,481)	(12,701)	(699)	(34,139)

Amortization of unrealized losses on securities previously transferred to held to maturity, net of income taxes of $13, $0, $78, and $0, respectively (D)	265	—	487	—
Total amortization of unrealized losses on investment securities	265	—	487	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $(26), $22, $24 and $45, respectively (B) (C)	124	79	172	158
Unrecognized net loss, net of income taxes of $0, $0, $0 and $0, respectively (C)	—	—	—	—
Total unrealized loss on pension	124	79	172	158

TOTAL OTHER COMPREHENSIVE LOSS	(6,092)	(12,622)	(40)	(33,981)

TOTAL COMPREHENSIVE INCOME (LOSS)	$3,432	$(3,992)	$18,507	$(18,752)

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

(D) Total unrealized loss remaining on investment securities held to maturity was $2,525,000 at June 30, 2023.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2023 and 2022

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchase of common stock (850 shares)	—	(29)	—	—	—	(29)
Issuance of restricted common shares, net of forfeiture and shares withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	22,198	(8,956)	96,415	198,144	(51,960)	255,841
Net income	—	—	—	9,524	—	9,524
Other comprehensive loss, net of taxes	—	—	—	—	(6,092)	(6,092)
Common stock shares issued (5,526 shares)	14	—	171	—	—	185
Cash dividends declared ($0.28 per share)	—	—	—	(2,389)	—	(2,389)
BALANCE – June 30, 2023	$22,212	$(8,956)	$96,586	$205,279	$(58,052)	$257,069

Dollars in thousands	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – January 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($0.26 per share)	—	—	—	(2,257)	—	(2,257)
BALANCE – March 31, 2022	22,048	(2,245)	95,530	171,580	(30,904)	256,009
Net income	—	—	—	8,630	—	8,630
Other comprehensive loss, net of taxes	—	—	—	—	(12,622)	(12,622)
Common stock shares issued (5,532 shares)	13	—	171	—	—	184
Repurchased shares (88,225 shares)	—	(2,905)	—	—	—	(2,905)
Cash dividends declared ($0.26 per share)	—	—	—	(2,264)	—	(2,264)
BALANCE – June 30, 2022	$22,061	$(5,150)	$95,701	$177,946	$(43,526)	$247,032
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
Dollars in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,547	$15,229
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(31)	(426)
Gain on sales of foreclosed assets held for resale, including writedowns	(314)	—
Earnings on investment in bank-owned life insurance	(926)	(690)
Loss on sales or calls of securities	739	—
(Gain) Loss on equity securities	(5)	257
Restricted stock compensation expense	317	243
Depreciation and amortization	1,734	1,834
Provision for credit losses and provision for unfunded commitments	221	—
Net amortization of investment securities premiums	936	1,140
Decrease (Increase) in accrued interest receivable	213	(518)
Increase (Decrease) in accrued interest payable	240	(56)
Mortgage loans originated for sale	(21,023)	(23,470)
Proceeds from sales of loans originated for sale	21,177	25,644
Decrease (Increase) in other assets	454	(4,442)
(Increase) Decrease in deferred tax expense	(852)	1,243
Increase in other liabilities	3,046	426
Net Cash Provided by Operating Activities	24,473	16,414
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	416	1,907
Proceeds from calls/maturities of investment securities available for sale	19,246	27,950
Proceeds from sales of investment securities available for sale	78,624	—
Proceeds from sales of equity securities	591	—
Purchase of investment securities available for sale	—	(204,874)
Purchase of investment securities held to maturity	—	(22,204)
(Purchase) Redemption of restricted investment in bank stocks	(3,248)	654
Net increase in loans	(36,509)	(41,455)
Acquisition of insurance agency	—	(7,800)
Capital expenditures	(106)	(720)
Proceeds from sales of premises and equipment	—	1,093
Proceeds from sales of foreclosed real estate and assets held for sale	2,296	—
Net Cash Provided by (Used in) Investing Activities	61,310	(245,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(25,320)	(39,461)
Net decrease in time certificates of deposits and interest bearing deposits	(209,901)	(23,155)
Net increase (decrease) in short-term borrowings	9,749	(6,243)
Proceeds from long-term borrowings	60,000	1,500
Repayments on long-term borrowings	—	(11,550)
Dividends paid	(4,773)	(4,521)
Common stock repurchased	(29)	(2,905)
Common stock issued	373	853
Net Cash Used in Financing Activities	(169,901)	(85,482)
Net Decrease in Cash and Cash Equivalents	(84,118)	(314,517)
CASH AND CASH EQUIVALENTS — BEGINNING	168,161	710,131
CASH AND CASH EQUIVALENTS — ENDING	$84,043	$395,614
Supplemental disclosures of cash flow information
Interest paid	$1,800	$1,972
Income taxes paid	$4,800	$2,450
Non-cash investing activities
Investments transferred from available for sale to held to maturity	$—	$39,683
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

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2022 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 3, 2023. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2023, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. The current expected losses of $1.6 million were recorded due to the adoption of CECL, which now incorporates the concept of lifetime losses. Between the Day 1 CECL model and the model ended June 30, 2023, a reduction in the current expected losses of $176,000 was recognized, which resulted in a total current expected loss balance of $19.1 million as of June 30, 2023.

Included in the allowance for unfunded commitments in the first quarter of 2023, was $1.6 million recorded upon Day 1 CECL adoption. Between the Day 1 CECL model and the model ended June 30, 2023, an additional $397,000 of provision was recognized, which resulted in a total allowance for unfunded commitments of $2.1 million at June 30, 2023.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation is required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation adopted ASU 2016-13 on January 1, 2023 and simultaneously implemented ASU 2022-02.

2.    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is computed based on
8,517,741 and 8,695,133 weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, respectively, and 8,512,145 and 8,705,994 for the three months ended June 30, 2023 and 2022, respectively. Diluted earnings per share of common stock is computed based on 8,541,423 and 8,695,133 weighted average shares of common stock outstanding for the six months ended June 30, 2023 and 2022, respectively, and 8,523,877 and 8,705,994 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023 the Corporation had 35,500 unvested shares.

The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. No further shares may be issued under this plan. Of the 200,000 shares of common stock authorized under this plan, 25,945 shares were issued. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2023, 100,746 shares were issued under this plan, of which 65,246 were fully vested, none vested during the quarter, and the remaining 35,500 will vest over the next two years. The maximum number of shares that may yet be granted under this plan is 473,309.

Plan expense is recognized over the vesting period of the stock issued under both plans. $254,000 and $116,000 of compensation expenses related to the grants were recognized during the three months ended June 30, 2023 and 2022, respectively. $748,000 and $358,000 of compensation expenses related to the grants were recognized during the six months ended June 30, 2023 and 2022, respectively.

3.    Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Service cost	$124	$194	$248	$388
Interest cost	373	263	746	526
Expected return on plan assets	(663)	(784)	(1,326)	(1,568)
Amortization of net loss	98	101	196	203

Net Periodic Benefit Income	$(68)	$(226)	$(136)	$(451)

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2022, that it had not yet determined the amount the Bank planned on contributing to the defined benefit plan in 2023. As of June 30, 2023, this contribution amount had still not been determined. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan. As of the last annual census, ACNB Bank had a combined 343 active, vested, terminated and retired persons in the plan.

4.    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $17,997,000 in standby letters of credit as of June 30, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability, as of June 30, 2023, for guarantees under standby letters of credit issued is not material.

5.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Ending Balance — December 31, 2022	$(52,734)	$(5,278)	$(58,012)

Beginning balance — January 1, 2023	$(52,734)	$(5,278)	$(58,012)
Amounts reclassified from accumulated other comprehensive loss, net of tax
Unrealized loss on available for sale securities, net of tax	(1,255)	—	(1,255)
Realized losses on securities, net of tax	556	—	556
Amortization of unrealized losses on securities transferred to held to maturity, net of tax	487	—	487
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	172	172
Unrecognized pension net gain, net of tax	—	—	—
Net current period other comprehensive (loss) income	(212)	172	(40)
Ending Balance — June 30, 2023	$(52,946)	$(5,106)	$(58,052)

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

Segment information for the six month periods ended June 30, 2023 and 2022, is as follows:

In thousands	Banking	Insurance	Total
2023
Interest income and other income from external customers	$53,558	$4,742	$58,300
Interest expense	2,040	—	2,040
Depreciation and amortization expense	1,312	422	1,734
Income before income taxes	22,401	1,075	23,476
Total assets	2,358,549	19,602	2,378,151
Capital expenditures	100	6	106

2022
Interest income and other income from external customers	$45,300	$4,008	$49,308
Interest expense	1,898	18	1,916
Depreciation and amortization expense	1,493	341	1,834
Income before income taxes	18,162	942	19,104
Total assets	2,663,184	19,978	2,683,162
Capital expenditures	703	17	720
Segment information for the three month periods ended June 30, 2023 and 2022, is as follows:

In thousands	Banking	Insurance	Total
2023
Interest income and other income from external customers	$26,567	$2,840	$29,407
Interest expense	1,223	—	1,223
Depreciation and amortization expense	639	212	851
Income before income taxes	11,109	946	12,055
Total assets	2,358,549	19,602	2,378,151
Capital expenditures	48	—	48

2022
Interest income and other income from external customers	$23,964	$2,808	$26,772
Interest expense	880	12	892
Depreciation and amortization expense	745	210	955
Income before income taxes	9,806	1,068	10,874
Total assets	2,663,184	19,978	2,683,162
Capital expenditures	383	6	389

7.    Securities

Amortized cost and fair value of securities at June 30, 2023, and December 31, 2022, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

June 30, 2023
U.S. Government and agencies	$228,489	$—	$29,659	$198,830
Mortgage-backed securities	271,698	—	33,408	238,290
State and municipal	—	—	—	—
Corporate bonds	18,120	—	2,988	15,132
	$518,307	$—	$66,055	$452,252

December 31, 2022
U.S. Government and agencies	$241,467	$—	$30,468	$210,999
Mortgage-backed securities	327,535	342	32,159	295,718
State and municipal	15,235	196	196	15,235
Corporate bonds	33,404	15	1,817	31,602
	$617,641	$553	$64,640	$553,554

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
SECURITIES HELD TO MATURITY

June 30, 2023
Mortgage-backed securities	$2,864	$—	$186	$2,678
State and municipal	62,062	—	6,607	55,455
	$64,926	$—	$6,793	$58,133
December 31, 2022
Mortgage-backed securities	$3,279	$—	$194	$3,085
State and municipal	61,698	—	6,705	54,993
	$64,977	$—	$6,899	$58,078

Fair value of equity securities with readily determinable fair values at June 30, 2023 and December 31, 2022, are as follows:

In thousands	Fair Value at January 1, 2023	Purchases	Sales/reclassification	Gains	Losses on sales of securities	Fair Value at June 30, 2023
June 30, 2023
CRA Mutual Fund	$915	$—	$—	$—	$—	$915
Canapi Ventures SBIC Fund	206	—	206	—	—	—
Stock in other banks	598	—	592	5	11	—
	$1,719	$—	$798	$5	$11	$915

In thousands	Fair Value at January 1, 2022	Purchases	Sales	Gains	Losses	Fair Value at December 31, 2022
December 31, 2022
CRA Mutual Fund	$1,036	$—	$—	$—	$121	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	13	177	598
	$2,609	$206	$811	$13	$298	$1,719

The following table shows the Corporation’s investments’ gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023, and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

June 30, 2023
U.S. Government and agencies	$—	$—	$198,830	$29,659	$198,830	$29,659
Mortgage-backed securities	14,612	891	223,678	32,517	238,290	33,408
State and municipal	—	—	—	—	—	—
Corporate bonds	2,377	373	12,755	2,615	15,132	2,988
	$16,989	$1,264	$435,263	$64,791	$452,252	$66,055

December 31, 2022
U.S. Government and agencies	$25,426	$1,461	$185,573	$29,007	$210,999	$30,468
Mortgage-backed securities	221,249	19,362	63,145	12,797	284,394	32,159
State and municipal	6,229	196	—	—	6,229	196
Corporate bonds	24,337	1,217	5,250	600	29,587	1,817
	$277,241	$22,236	$253,968	$42,404	$531,209	$64,640

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
SECURITIES HELD TO MATURITY

June 30, 2023
Mortgage-backed securities	$—	$—	$2,678	$186	$2,678	$186
State and municipal	285	—	55,170	6,607	55,455	6,607
	$285	$—	$57,848	$6,793	$58,133	$6,793

December 31, 2022
Mortgage-backed securities	$3,085	$194	$—	$—	$3,085	$194
State and municipal	38,086	3,875	16,907	2,830	54,993	6,705
	$41,171	$4,069	$16,907	$2,830	$58,078	$6,899

All mortgage-backed security investments are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA)

or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

The Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023 and did not record an allowance for credit losses on its investment securities during the quarter ended June 30, 2023. The Corporation regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. Management sells securities from its available for sale portfolio in an effort to manage and allocate the portfolio.

Amortized cost and fair value at June 30, 2023, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$—	$—	$285	$285
Over 1 year through 5 years	161,885	144,664	380	359
Over 5 years through 10 years	80,151	65,766	17,005	15,738
Over 10 years	4,573	3,532	44,392	39,073
Mortgage-backed securities	271,698	238,290	2,864	2,678
	$518,307	$452,252	$64,926	$58,133

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Proceeds	$32,235	$—	$79,215	$—
Gross gains	15	—	243	—
Gross losses	561	—	982	—

At June 30, 2023, and December 31, 2022, securities with a carrying value of $247,854,000 and $342,180,000, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

8.    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio as of June 30, 2023, and December 31, 2022:

In thousands	June 30, 2023	December 31, 2022
Commercial and industrial	$158,537	$178,762
Commercial real estate	873,787	821,805
Commercial real estate construction	73,951	80,470
Residential mortgage	372,819	362,098
Home equity lines of credit	85,019	84,141
Consumer	9,704	11,334
Total Loans	$1,573,817	$1,538,610

The following table presents nonaccrual loans as of June 30, 2023, and December 31, 2022:

In thousands	June 30, 2023	December 31, 2022
Commercial and industrial	$744	$781
Commercial real estate	1,601	1,873
Commercial real estate construction	—	—
Residential mortgage	343	—
Home equity lines of credit	202	—
	$2,890	$2,654

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2023 and December 31, 2022, totaled $569,000 and $1,101,000, respectively.

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
As of June 30, 2023, the Corporation had no modified loans or any commitments to lend any additional funds on modified loans. As of June 30, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

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

The following table presents loan balances by year of origination and internally assigned risk rating for ACNB’s portfolio segments as of June 30, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$3,061	$26,848	$39,180	$16,865	$14,949	$25,763	$26,949	$153,615
Special Mention	118	388	344	514	174	613	1,387	3,538
Substandard	8	19	—	20	13	820	504	1,384
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,187	$27,255	$39,524	$17,399	$15,136	$27,196	$28,840	$158,537
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$29

Commercial real estate
Pass	$72,354	$147,795	$144,506	$67,743	$72,227	$321,050	$14,273	$839,948
Special Mention	174	4,781	1,382	1,548	4,922	15,107	686	28,600
Substandard	—	—	—	—	544	4,695	—	5,239
Doubtful	—	—	—	—	—	—	—	—
Total Commercial real estate	$72,528	$152,576	$145,888	$69,291	$77,693	$340,852	$14,959	$873,787
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction
Pass	$9,045	$43,769	$7,420	$1,016	$342	$3,781	$7,251	$72,624
Special Mention	—	477	—	93	—	757	—	1,327
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Commercial real estate construction	$9,045	$44,246	$7,420	$1,109	$342	$4,538	$7,251	$73,951
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage
Pass	$33,241	$75,302	$57,348	$32,870	$20,680	$146,279	$289	$366,009
Special Mention	480	84	713	412	708	3,438	—	5,835
Substandard	—	—	—	—	—	975	—	975
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgage	$33,721	$75,386	$58,061	$33,282	$21,388	$150,692	$289	$372,819
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Pass	$939	$40	$—	$—	$99	$4,515	$78,107	$83,700
Special Mention	—	—	—	—	—	36	782	818
Substandard	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—
Total Home equity lines of credit	$939	$40	$—	$—	$99	$5,052	$78,889	$85,019
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,389	$3,130	$971	$740	$362	$1,331	$1,755	$9,678
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	26	26
Doubtful	—	—	—	—	—	—	—	—
Total Consumer	$1,389	$3,130	$971	$740	$362	$1,331	$1,781	$9,704
Year-to-date gross charge-offs	$5	$62	$32	$7	$16	$48	$—	$170

Total Portfolio loans
Pass	$120,029	$296,884	$249,425	$119,234	$108,659	$502,719	$128,624	$1,525,574
Special Mention	772	5,730	2,439	2,567	5,804	19,951	2,855	40,118
Substandard	8	19	—	20	557	6,991	530	8,125
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio loans	$120,809	$302,633	$251,864	$121,821	$115,020	$529,661	$132,009	$1,573,817
Year-to-date gross charge-offs	$5	$62	$32	$7	$16	$77	$—	$199

The following table presents the recorded investment in loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of December 31, 2022:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Total
December 31, 2022
Pass	$173,437	$786,711	$78,652	$356,081	$83,044	$11,334	$1,489,259
Special Mention	4,035	29,540	1,818	5,803	712	—	41,908
Substandard	1,290	5,554	—	214	385	—	7,443
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$1,538,610

Performing Loans	$177,981	$819,932	$80,470	$361,393	$83,643	$11,334	$1,534,753
Nonperforming Loans	781	1,873	—	705	498	—	3,857
Total Portfolio Loans	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$1,538,610
The following table presents loan balances by year of origination and performing and nonperforming status for ACNB’s portfolio segments as of June 30, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Performing	$3,187	$27,255	$39,524	$17,399	$15,136	$26,956	$28,336	$157,793
Nonperforming	—	—	—	—	—	240	504	744
Total Commercial and industrial	3,187	27,255	39,524	17,399	15,136	27,196	28,840	158,537
Commercial real estate
Performing	72,528	152,576	145,888	69,291	77,369	339,575	14,959	872,186
Nonperforming	—	—	—	—	324	1,277	—	1,601
Total Commercial real estate	72,528	152,576	145,888	69,291	77,693	340,852	14,959	873,787
Commercial real estate construction
Performing	9,045	44,246	7,420	1,109	342	4,538	7,251	73,951
Nonperforming	—	—	—	—	—	—	—	—
Total Commercial real estate construction	9,045	44,246	7,420	1,109	342	4,538	7,251	73,951
Residential mortgage
Performing	33,721	75,386	58,061	33,282	21,388	149,704	289	371,831
Nonperforming	—	—	—	—	—	988	—	988
Total Residential Mortgage	33,721	75,386	58,061	33,282	21,388	150,692	289	372,819
Home equity lines of credit
Performing	939	40	—	—	99	4,726	78,889	84,693
Nonperforming	—	—	—	—	—	326	—	326
Total Home equity lines of credit	939	40	—	—	99	5,052	78,889	85,019
Consumer
Performing	1,389	3,130	971	740	362	1,331	1,781	9,704
Nonperforming	—	—	—	—	—	—	—	—
Total Consumer	1,389	3,130	971	740	362	1,331	1,781	9,704
Total Portfolio loans
Performing	120,809	302,633	251,864	121,821	114,696	526,830	131,505	1,570,158
Nonperforming	—	—	—	—	324	2,831	504	3,659
Total Portfolio loans	$120,809	$302,633	$251,864	$121,821	$115,020	$529,661	$132,009	$1,573,817

The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2023, and December 31, 2022:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
June 30, 2023
Commercial and industrial	$—	$126	$161	$287	$158,250	$158,537	$—
Commercial real estate	419	198	—	617	873,170	873,787	—
Commercial real estate construction	113	18	—	131	73,820	73,951	—
Residential mortgage	47	—	988	1,035	371,784	372,819	645
Home equity lines of credit	596	123	124	843	84,176	85,019	124
Consumer	63	27	—	90	9,614	9,704	—
Total Loans	$1,238	$492	$1,273	$3,003	$1,570,814	$1,573,817	$769

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2022
Commercial and industrial	$287	$—	$162	$449	$178,313	$178,762	$—
Commercial real estate	2,026	350	255	2,631	819,174	821,805	—
Commercial real estate construction	24	—	—	24	80,446	80,470	—
Residential mortgage	2,969	970	705	4,644	357,454	362,098	705
Home equity lines of credit	438	117	498	1,053	83,088	84,141	498
Consumer	155	80	—	235	11,099	11,334	—
Total Loans	$5,899	$1,517	$1,620	$9,036	$1,529,574	$1,538,610	$1,203

The following table summarizes information relative to individually evaluated loans by loan portfolio class as of June 30, 2023 and December 31, 2022:

	Individually Evaluated Loans with Allowance		Individually Evaluated Loans with No Allowance
In thousands	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
June 30, 2023
Commercial and industrial	$744	$647	$—	$—
Commercial real estate	324	184	1,277	—
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	343	—
Home equity lines of credit	—	—	202	—
	$1,068	$831	$1,822	$—
December 31, 2022
Commercial and industrial	$781	$628	$—	$—
Commercial real estate	350	192	4,984	—
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$1,131	$820	$4,984	$—

A loan is considered individually evaluated when it is transferred to nonaccrual status. During the three and six months ended June 30, 2023, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

The adoption of Topic 326 resulted in certain acquired and purchase credit impaired loans being added to the individually evaluated loan category and a prior troubled debt restructured loan was moved to performing status due to loan repayment history.

The following table presents the amortized cost basis of individually evaluated loans as of June 30, 2023. Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change.

	June 30, 2023
	Type of Collateral
In thousands	Business Assets	Real Estate
Commercial and industrial	$744	$—
Commercial real estate	—	1,601
Commercial real estate construction	—	—
Residential mortgage	—	343
Home equity lines of credit	—	202
Consumer	—	—
Total	$744	$2,146

The following tables summarize the allowance for credit losses and allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2023
Allowance for Credit Losses
Beginning balance - April 1, 2023	$2,105	$11,032	$2,465	$3,366	$379	$138	$—	$19,485
Charge-offs	—	—	—	—	—	(82)	—	(82)
Recoveries	9	—	—	—	—	9	—	18
Provisions (credits)	(173)	696	(580)	(291)	9	66	—	(273)
Ending balance - June 30, 2023	$1,941	$11,728	$1,885	$3,075	$388	$131	$—	$19,148

Beginning balance - January 1, 2023	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Impact of CECL adoption	(762)	1,106	1,347	297	17	(142)	(245)	$1,618
Charge-offs	(29)	—	—	—	—	(170)	—	(199)
Recoveries	10	—	—	—	—	34	—	44
Provisions (credits)	(126)	606	(462)	(251)	24	33	—	(176)
Ending balance - June 30, 2023	$1,941	$11,728	$1,885	$3,075	$388	$131	$—	$19,148
Ending balance: individually evaluated for impairment	$647	$184	$—	$—	$—	$—	$—	$831
Ending balance: collectively evaluated for impairment	$1,294	$11,544	$1,885	$3,075	$388	$131	$—	$18,317
Loans Receivable
Ending balance	$158,537	$873,787	$73,951	$372,819	$85,019	$9,704	$—	$1,573,817
Ending balance: individually evaluated for impairment	$744	$1,601	$—	$343	$202	$—	$—	$2,890
Ending balance: collectively evaluated for impairment	$157,793	$872,186	$73,951	$372,476	$84,817	$9,704	$—	$1,570,927
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2022
Allowance for Loan Losses
Beginning balance - April 1, 2022	$3,280	$10,625	$666	$3,082	$426	$385	$499	$18,963
Charge-offs	(34)	—	—	(3)	—	(1)	—	(38)
Recoveries	5	—	—	5	—	8	—	18
Provisions (credits)	(135)	214	152	115	(30)	35	(351)	—
Ending balance - June 30, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943

Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(97)	—	—	(3)	—	(20)	—	(120)
Recoveries	15	—	—	5	—	10	—	30
Provisions (credits)	22	123	202	(38)	(105)	29	(233)	—
Ending balance - June 30, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943
Ending balance: individually evaluated for impairment	$742	$832	$—	$—	$—	$—	$—	$1,574
Ending balance: collectively evaluated for impairment	$2,374	$10,007	$818	$3,199	$396	$427	$148	$17,369
Loans Receivable
Ending balance	$177,115	$818,117	$69,120	$348,475	$83,589	$13,376	$—	$1,509,792
Ending balance: individually evaluated for impairment	$895	$7,000	$—	$—	$—	$—	$—	$7,895
Ending balance: collectively evaluated for impairment	$176,220	$811,117	$69,120	$348,475	$83,589	$13,376	$—	$1,501,897

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF DECEMBER 31, 2022
Allowance for Loan Losses
Ending balance	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Ending balance: individually evaluated for impairment	$628	$192	$—	$—	$—	$—	$—	$820
Ending balance: collectively evaluated for impairment	$2,220	$9,824	$1,000	$3,029	$347	$376	$245	$17,041

Loans Receivable
Ending balance	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$—	$1,538,610
Ending balance: individually evaluated for impairment	$781	$5,334	$—	$—	$—	$—	$—	$6,115
Ending balance: collectively evaluated for impairment	$177,981	$816,471	$80,470	$362,098	$84,141	$11,334	$—	$1,532,495

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at June 30, 2023, and December 31, 2022, are as follows:

		June 30, 2023
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$198,830	$—	$198,830	$—
Mortgage-backed securities		238,290	—	238,290	—
State and municipal		—	—	—	—
Corporate bonds		15,132	—	15,132	—
Total securities available for sale	Recurring	$452,252	$—	$452,252	$—
Equity securities with readily determinable fair values	Recurring	$915	$915	$—	$—
Individually evaluated loans	Nonrecurring	$237	$—	$—	$237

		December 31, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$210,999	$—	$210,999	$—
Mortgage-backed securities		295,718	—	295,718	—
State and municipal		15,235	—	15,235	—
Corporate bonds		31,602	—	31,602	—
Total securities available for sale	Recurring	$553,554	$—	$553,554	$—
Equity securities with readily determinable fair values	Recurring	$1,719	$1,719	$—	$—
Collateral dependent impaired loans	Nonrecurring	$3,773	$—	$—	$3,773

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

June 30, 2023
Individually evaluated loans	$237	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(91)%

December 31, 2022
Impaired loans	$3,773	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(48)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of June 30, 2023:

	June 30, 2023
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,898	$24,898	$6,620	$18,278	$—
Interest-bearing deposits with banks	59,145	59,145	59,145	—	—
Equity securities with readily determinable fair values	915	915	915	—	—
Debt securities available for sale	452,252	452,252	—	452,252	—
Securities held to maturity	64,926	58,133	—	58,133	—
Loans held for sale	—	—	—	—	—
Loans, less allowance for credit losses	1,554,669	1,485,588	—	—	1,485,588
Accrued interest receivable	6,702	6,702	—	6,702	—
Restricted investment in bank stocks	4,877	N/A	—	N/A	—

Financial liabilities:
Demand deposits and savings	1,752,296	1,752,296	—	1,752,296	—
Time deposits	211,458	197,480	—	197,480	—
Short-term sweep accounts	26,703	26,453	—	26,453	—
Short & long-term borrowings	85,000	85,350	—	85,350	—
Trust preferred and subordinated debt	21,000	17,962	—	17,962	—
Accrued interest payable	291	291	—	291	—

Off-balance sheet financial instruments	—	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments as of December 31, 2022:

	December 31, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,067	$40,067	$6,977	$33,090	$—
Interest-bearing deposits with banks	128,094	128,094	128,094	—	—
Equity securities with readily determinable fair values	1,719	1,719	1,719	—	—
Debt securities available for sale	553,554	553,554	—	553,554	—
Securities held to maturity	64,977	58,078	—	58,078	—
Loans held for sale	123	123	—	123	—
Loans, less allowance for credit losses	1,520,749	1,458,556	—	—	1,458,556
Accrued interest receivable	6,915	6,915	—	6,915	—
Restricted investment in bank stocks	1,629	1,629	—	1,629	—

Financial liabilities:
Demand deposits and savings	1,905,845	1,905,845	—	1,905,845	—
Time deposits	293,130	276,182	—	276,182	—
Short-term sweep accounts	41,954	41,954	—	41,954	—
Short & long-term borrowings	—	—	—	—	—
Trust preferred and subordinated debt	21,000	18,648	—	18,648	—
Accrued interest payable	51	51	—	51	—

Off-balance sheet financial instruments	—	—	—	—	—

10.    Deposits

The following table presents the composition of deposits at the dates presented:

In thousands	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$569,729	$595,049
Interest-bearing checking, savings, and money markets	1,182,567	1,310,796
Certificates of deposit of $250,000 or less	177,475	241,562
Certificates of deposit greater than $250,000	33,983	51,568
Total	$1,963,754	$2,198,975

All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership.

Certificates of deposit maturing as of June 30, 2023 are as follows:

In thousands
3 months or less	$54,402
Over 3 months through 12 months	103,444
Over 1 year through 3 years	47,242
Over 3 years	6,370
Total	$211,458

11.    Borrowings

The Corporation had short-term debt outstanding as follows:

In thousands	June 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$26,703	$41,954
FHLB advance	25,000	—
	$51,703	$41,954

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. The short-term FHLB advance matures in 2023 with a fixed interest rate of 5.63%.

The Corporation had long-term debt outstanding as follows:

In thousands	June 30, 2023	December 31, 2022
FHLB advances	$60,000	$—
Trust preferred subordinated debt	6,000	6,000
Subordinated debt	15,000	15,000
	$81,000	$21,000

The long-term FHLB advances mature between 2027 and 2028 and have a weighted average rate of 4.40%, with a prepayment penalty. The advances are collateralized by the assets defined in the security agreement and FHLB capital stock. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $813,925,000, of which $728,692,000 is available at June 30, 2023.

The trust preferred subordinated debt is comprised of debt securities issued by Frederick County Bancorp, Inc. (FCBI) in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision for when LIBOR is no longer available. On June 15, 2023, the most recent interest rate reset date, the interest rate was adjusted to 7.18% for the period ending September 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The proceeds were transferred to FCBI as trust preferred subordinated debt under the same terms and conditions. The Corporation then contributed the full amount to the Bank in the form of Tier 1 capital. The Corporation has, through various contractual agreements, fully and unconditionally guaranteed all of the trust obligations with respect to the capital securities.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; the continuing banking instability caused by the recent failures and continuing financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s market areas; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2023, compared to Quarter ended June 30, 2022

Executive Summary

Net income for the three months ended June 30, 2023 was $9,524,000 compared to a net income of $8,630,000 for the comparable quarter of last year, an increase of $894,000 or 10.4%. Basic and diluted earnings per share for the three months ended June 30, 2023 and 2022 were $1.12 and $0.99, respectively, a 13.1% increase. The increase in net income for the second quarter of 2023 was driven primarily by an increase in net interest income.

Net Interest Income

Net interest income totaled $21,990,000 for the three months ended June 30, 2023 compared to $19,804,000 for the comparable quarter of last year, an increase of $2,186,000, or 11.0%. The increase in net interest income can be attributed to a higher net interest margin driven primarily by higher interest rates and a shift to higher-yielding assets. The fully taxable equivalent (FTE) net interest margin for the three months ended June 30, 2023 was 4.11%, a 96 basis points increase from 3.15% for the comparable quarter of last year. Paycheck Protection Program (PPP) fees and purchase accounting accretion totaled $250,000 for the three months ended June 30, 2023 compared to $1,011,000 for the three months ended June 30, 2022. There were no PPP fees for the three months ended June 30, 2023 compared to $482,000 for the comparable quarter of last year.

Average earning assets declined year-over-year driven primarily by cash balances decreasing attributed to anticipated deposit outflows as market rates increased in 2022 and 2023. However, interest income increased by $2,517,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven primarily by higher interest rates and a shift to higher-yielding assets. The average yield on earnings assets was 4.33% for the three months ended June 30, 2023, an increase of 104 basis points from the comparable quarter of last year. Interest expense increased by $331,000 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven primarily by an increase in short term and long term borrowings to fund loan growth and deposit outflows. The average rate paid on interest bearing deposits was 0.13% for the three months ended June 30, 2023, a decrease of 2 basis points from the comparable quarter of last year.

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

Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the three months ended June 30, 2023 was $(273,000), and the provision for unfunded commitments was $121,000 compared to no provision for the comparable quarter of last year. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Other Income

Total other income was $6,194,000 for the three months ended June 30, 2023, up $118,000, or 1.9%, from the comparable quarter of last year. Income from fiduciary, investment management and brokerage activities increased $163,000, or 20.0%, driven primarily by strong market returns and new business generation. Income from mortgage loans held for sale decreased by $131,000, or 90.3%, primarily attributable to a decline in mortgage activity as a result of an increase in the current rate environment. Earnings on investment in bank-owned life insurance increased by $121,000 driven primarily by additional purchases of insurance with a cash surrender value of $12,200,000 during the second half of 2022 and higher net annualized yield on the investments. A net loss of $546,000 was recognized on the sales of securities during the second quarter of 2023, and no securities were sold during the second quarter of 2022. A $15,000 net loss on equity securities was recognized during the second quarter of 2023 compared to a $148,000 net loss during the comparable quarter of last year. Other income in the three months ended June 30, 2023, was up by $71,000, or 32.1%, to $292,000 primarily from fee income derived on excess liquidity and fee income from letter of credit origination. During the three months ended June 30, 2023, three previously closed community banking offices were sold for a gain of $323,000.

Other Expenses

Other expenses for the quarter ended June 30, 2023 were $16,281,000 an increase of $1,275,000, or 8.5%, from the comparable quarter of last year. The largest expense is salaries and employee benefits, which increased by $510,000, or 5.5%, from the comparable quarter of last year. The increase in salaries and employee benefits expense was driven primarily by a $308,000 increase in base wages, an increase in stock-based compensation expense of $138,000, a $157,000 increase in pension expense, and an increase in the Bank’s salary continuation plan expense of $149,000 partially offset by a $112,000 reduction in the extended leave reserve expense and a $200,000 increase in higher net deferred expenses for new loan originations due to strong loan growth. Net occupancy expense increased by $63,000, or 6.7%, during the period driven primarily by a discrete expense for new flooring at a community banking office and an overall increase in expense for ongoing maintenance. Equipment expense increased by $96,000, or 6.3%, driven primarily by expenses related to ACNB Bank’s core processing system as well as ongoing expenses related to the new loan origination system that was implemented in late 2022. Professional services expense totaled $601,000 during the second quarter of 2023 as compared to $430,000 for the comparable quarter of last year, an increase of $171,000, or 39.8%. The increase in professional services expense was driven primarily by additional expenses related to employee recruiting, legal and consulting services for various projects within the organization. Marketing and corporate relations expenses were $159,000 for the second quarter of 2023 compared to $67,000 for the comparable quarter of last year. The increase was driven by $72,000 in expenses related to the rebranding of ACNB Bank’s Maryland banking divisions. Supplies and postage expense increased by 1.5% due to variation in the timing of necessary replenishments. Other operating expenses increased $435,000, or 29.4%, driven primarily by a loss of $142,000 as a result of writing off an investment in a title agency, a mark-to-market loss of $83,000 related to a Small Business Investment Company (“SBIC”) fund, an increase in costs for the Bank’s internet banking activity of $60,000, a $43,000 increase to loan-related insurance costs, and an increase in fraud losses.

Provision for Income Taxes

The Corporation recognized income taxes of $2,531,000, or 21.0% of pretax income, during the second quarter of 2023 compared to $2,244,000, or 20.6% of pretax income, during the comparable quarter in 2022. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were $4,000 and $70,000 for the three months ended June 30, 2023 and 2022, respectively.

Six Months ended June 30, 2023, compared to Six Months ended June 30, 2022

Executive Summary

Net income for the six months ended June 30, 2023, was $18,547,000 compared to $15,229,000 for the comparable period in 2022, an increase of $3,318,000 or 21.8%. Basic and diluted earnings per share for the six month period in 2023 was $2.18 and $2.17, respectively, and $1.75 for both basic and diluted earnings per share for the comparable period of last year. The higher net income for the six months ended June 30, 2023 was driven primarily by increases in net interest income and, to a lesser extent, other income.

Net Interest Income

Net interest income totaled $45,082,000 for the six months ended June 30, 2023 compared to $36,857,000 for the comparable period of last year, an increase of $8,225,000, or 22.3%. The increase in net interest income was primarily a result of higher interest rates and a shift to higher-yielding assets. The FTE net interest margin for the first six months of 2023 was 4.16%, a 124 basis points increase from 2.92% for the comparable period of last year. Year-to-date, PPP fees and purchase accounting accretion totaled $624,000 compared to $2,071,000 for the comparable period of last year. PPP fees were $8,000 for the six months ended June 30, 2023 compared to $950,000 for the comparable period of last year.

Average earning assets declined year-over-year driven primarily by cash balances decreasing attributed to anticipated deposit outflows as market rates increased in 2022 and 2023. However, interest income increased by $8,349,000 for the six months ended June 30, 2023 compared to the comparable period of last year driven by higher interest rates and a shift into higher yielding assets. The average yield on earnings assets increased to 4.35% for the six months ended June 30, 2023 compared to 3.07% for the comparable period of last year, an increase of 128 basis points. Interest expense increased by $124,000 for the six months ended June 30, 2023 compared to the comparable period of last year driven by an increase in short-term and long-term borrowings. The average rate paid on interest-bearing deposits was 0.13% for the six months ended June 30, 2023 a decrease of 3 basis points as compared to 0.16% for the comparable period of last year.

Provision for Credit Losses & Unfunded Commitments

Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the first six months of 2023 was $(176,000), and the provision for unfunded commitments was $397,000 compared to no provision for the comparable period of last year. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Other Income

Total other income was $11,178,000 for the six months ended June 30, 2023, up $643,000, or 6.1%, from the first six months of 2022. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales was up by $734,000, or 18.3%, to $4,742,000 during the period primarily due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022 and higher contingent income. Income from fiduciary, investment management and brokerage activities totaled $1,819,000 for the six months ended June 30, 2023, as compared to $1,626,000 for the first six months of 2022, a 11.9% net increase driven primarily by strong market returns and new business generation. Income from mortgage loans held for sale decreased by $395,000, or 92.7%, due to less mortgage activity as a result of an increase in the current rate environment. Earnings on bank-owned life insurance increased by $236,000, or 34.2%, driven primarily by additional purchases of insurance with a cash surrender value of $12,200,000 during the second half of 2022 and higher net annualized yield on the investments. A net loss of $739,000 was recognized on the sales of securities during the first six months of 2023, and no securities were sold during the first six months of 2022. A $5,000 net gain on equity securities was recognized during the first six months of 2023 compared to a $257,000 net loss during the first six months of 2022. Other income in the six months ended June 30, 2023, was up by $3,000, or 0.7%, to $463,000 due to a variety of other fee income variances. During the six months ended June 30, 2023, three previously closed community banking offices were sold for a gain of $323,000.

Other Expenses

Other expenses for the six months ended June 30, 2023 were $32,563,000, an increase of $4,275,000, or 15.1%, from the first six months of 2022. The increase was driven primarily by increases in salaries & benefits, professional services, equipment and other expenses. The largest expense is salaries and employee benefits, which increased by $3,393,000, or 20.1%, when comparing the first six months of 2023 to the comparable period of last year. The increase in salaries and employee benefits expense was driven primarily by a partial reversal of incentive compensation of $750,000 and a reversal of $484,000 of net deferred loan expense in the first quarter of 2022 as well as an increase in stock-based compensation expense of $390,000, an increase in pension expense of $314,000, higher extended leave reserve expense of $101,000, an increase in Bank’s salary continuation plan expense of $245,000 and a general increase in base wages. Equipment expense increased by $185,000, or 6.1%, driven primarily by expenses related to ACNB Bank’s core processing system as well as ongoing expenses related to the new loan origination system that was implemented in late 2022. Professional services expense totaled $983,000 during the first six months of 2023 compared to $739,000 for the comparable period of last year, an increase of $244,000 or 33.0%. The increase in professional expenses was a result of additional expenses related to the transition of the Corporation’s independent audit firm, higher expenses for consulting services for various projects within the organization and higher expenses for employee recruiting. Marketing and corporate relations expenses were $313,000 for the first six months of 2023 compared to $170,000 for the comparable period of last year. The increase was driven by $176,000 in expenses related to the rebranding of ACNB Bank’s Maryland banking divisions. Supplies and postage expense increased by 7.4% due to variation in the timing of necessary replenishments. Other operating expenses increased $486,000, or 16.6%, driven primarily by a loss of $142,000 as a result of writing off an investment in a title agency, a mark-to-market loss of $83,000 related to an SBIC fund, an increase in costs for the Bank’s internet banking activity of $88,000 and $100,000 of increased loan-related and general purpose insurance costs.

Provision for Income Taxes

The Corporation recognized income taxes of $4,929,000, or 21.0% of pretax income, during the first six months of 2023, as compared to $3,875,000, or 20.3% of pretax income, during the comparable period of last year. Any variances from the federal statutory rate of 21% in the respective periods are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. In addition, both years include Maryland corporation income taxes. Low-income housing tax credits were 7,000 and $140,000 for the six months ended June 30, 2023 and 2022, respectively.

FINANCIAL CONDITION

Assets totaled $2,378,151,000 at June 30, 2023 compared to $2,525,507,000 at December 31, 2022. The decrease from December 31, 2022 was driven primarily by a reduction in cash and cash equivalents to fund deposit outflows driven by customers beginning to seek higher yielding alternative deposit and investment products as market interest rates rose during 2022 and 2023 and a reduction in available for sale securities due to general balance sheet and interest rate risk management. Total loans outstanding were $1,573,817,000 at June 30, 2023 compared to $1,538,610,000 at December 31, 2022. Loans increased by $35,207,000, or 2.29%, from December 31, 2022 to June 30, 2023, primarily from strong loan growth in the second quarter of 2023. Total securities were $518,093,000 at June 30, 2023 compared to $620,250,000 at December 31, 2022, a decrease of 16.5%. Total deposits were $1,963,754,000 at June 30, 2023. Deposits decreased by $235,221,000, or 10.7%, since December 31, 2022. Total borrowings were $132,703,000 at June 30, 2023. Total borrowings increased by $69,749,000 or 110.8%, since December 31, 2022 to fund deposit outflows and loan growth.

Investment Securities

ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The investment portfolio is comprised of U.S. Government and agency, mortgage-backed, state and municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

At June 30, 2023, the securities balance included a net unrealized loss on available for sale securities of $52,946,000, net of taxes, on amortized cost of $518,307,000 versus a net unrealized loss of $52,734,000, net of taxes, on amortized cost of $617,641,000 at December 31, 2022, and a net unrealized loss of $37,613,000, net of taxes, on amortized cost of $572,948,000 at June 30, 2022. These balances include unamortized, unrealized losses of $2,525,000, $3,012,000, and $3,467,000 as of each respective period end which resulted from the transfer of approximately $39.7 million securities from available for sale to held-to-maturity during the second quarter of 2022. The change in fair value of available for sale securities was a result of an increase in market interest rates in 2022 and 2023. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained strong.

At June 30, 2023, the securities balance included held to maturity securities with an amortized cost of $64,926,000 and a fair value of $58,133,000 as compared to an amortized cost of $64,977,000 and a fair value of $58,078,000 at December 31, 2022. During the second quarter of 2022, approximately $39.7 million of municipal securities were transferred from available for sale to held to maturity to mitigate the unrealized loss on available for sale securities. The held to maturity securities also include U.S. government pass-through mortgage-backed securities in which the full payment of principal and interest is guaranteed.

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

Loans

Loans outstanding increased by $64,025,000, or 4.2%, at June 30, 2023 from June 30, 2022, and increased by $35,207,000, or 2.3%, from December 31, 2022, to June 30, 2023. The increase in loans from June 30, 2022 and December 31, 2022 is largely attributable to growth in the commercial lending portfolio. Total commercial purpose segments increased $25,238,000, or 2.3%, as compared to December 31, 2022. Commercial loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending increased by $10,721,000, or 3.0%, as compared to December 31, 2022. Non-real estate secured consumer loans comprise 0.6% of the portfolio, with automobile-secured loans representing less than 0.1% of the portfolio.

Most of the Corporation’s lending activities are with customers located within the Bank’s market area of southcentral Pennsylvania and northern Maryland. Included in total loans are loans made to lessors of non-residential properties that total $463,898,000, or 29.5% of total loans, at June 30, 2023. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses & Asset Quality

The allowance for credit losses at June 30, 2023, was $19,148,000, or 1.22% of total loans as compared to $17,861,000, or 1.16% of loans, at December 31, 2022. As of January 1, 2023, upon adoption of ASU 2016-13, the allowance for credit losses was $19,479,000, or 1.27% of total loans. The increase from year-end was primarily driven by the adoption of CECL as shown in the table below. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Changes in the allowance for credit losses were as follows:

In thousands	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance – January 1	$17,861	$19,033
Impact of CECL adoption	1,618	—
Provisions charged to operations	(176)	—
Recoveries on charged-off loans	44	114
Loans charged-off	(199)	(1,286)
Ending balance	$19,148	$17,861

Loans past due 90 days and still accruing were $769,000 and nonaccrual loans were $2,890,000 as of June 30, 2023. Loans past due 90 days and still accruing were $848,000 at June 30, 2022, while nonaccrual loans were $4,378,000. Loans past due 90 days and still accruing were $1,203,000 at December 31, 2022, while nonaccrual loans were $2,654,000.

Information on nonaccrual loans, by collateral type rather than loan class, at June 30, 2023, as compared to December 31, 2022, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2023
Owner occupied commercial real estate	7	$1,944	$184	$—	In market	2012 - 2020
Commercial and industrial	3	744	647	—	In market	2017 - 2018
Home equity line of credit	1	202	—	—	In market	2016
Total	11	$2,890	$831	$—

December 31, 2022
Owner occupied commercial real estate	5	$1,772	$192	$—	In market	2012 - 2019
Investment/rental residential real estate	1	101	—	—	In market	2016
Commercial and industrial	2	781	628	—	In market	2017 - 2018
Total	8	$2,654	$820	$—

All nonaccrual loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual individually evaluated loans were originated by ACNB’s banking subsidiary.

Premises and Equipment

On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. The Upper Adams Office opened in October 2022 and, as a result, three community banking offices were consolidated into the new community banking office. Two of the former community banking offices were subsequently transferred to Assets Held for Sale at fair market value. Also, as part of the Bank’s branch optimization program, in the third quarter of 2022, the Bank announced the planned closure of three additional community banking offices effective December 2022. As a result, two of the former community banking offices were transferred to Assets Held for Sale at fair market value. During the six months ended June 30, 2023, the Bank sold three community banking offices for a net gain on sale of $323,000 which was recorded as a gain on assets held for sale in the Statement of Income. The remaining community banking office building held for sale has a carrying value of $1,418,000 at June 30, 2023.

Foreclosed Assets Held for Resale

The carrying value of real estate acquired through foreclosure was $467,000 which was comprised of one property at June 30,

2023. This same property was recorded in foreclosed assets held for resale as of December 31, 2022. All acquired properties are actively marketed.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1,963,754,000 as of June 30, 2023. Deposits decreased by $400,019,000, or 16.9%, from June 30, 2022, to June 30, 2023, and decreased by $235,221,000, or 10.7%, from December 31, 2022, to June 30, 2023. The decrease in deposits were in interest bearing and non-interest bearing deposits, and was a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022 and 2023. Historically, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. Despite the decline in deposits in 2023, the loan-to-deposit ratio was 80.14% at June 30, 2023.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Given the Corporation’s funding level, the Corporation made a decision to restrain deposit rates and thereby moderate deposit costs in 2022 and into 2023 despite an increase in market interest rates and an increase in rates by competitors. Interest bearing deposit costs for the second quarter of 2023 were 0.13% compared to 0.15% for the second quarter of 2022. The ratio of uninsured and non-collateralized deposits to total deposits was approximately 18.1% at June 30, 2023.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2023, short-term Bank borrowings were $51,703,000, as compared to $41,954,000 at December 31, 2022. Agreements to repurchase are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2022, repurchase agreement balances were down $15,251,000, or 36.4%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and lack of competition from non-bank sources. There were $25,000,000 in short-term FHLB borrowings at June 30, 2023 and none at December 31, 2022. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base. During the quarter, the bank borrowed $25,000,000 from the FHLB at a fixed rate of 5.63% for a term of 3 months.

Long-term borrowings consist of longer-term advances from the FHLB that provides term funding for loan assets, and Corporate borrowings that were acquired or originated in regards to the acquisitions and to refund or extend such Corporation borrowings. Long-term borrowings totaled $81,000,000 at June 30, 2023, versus $21,000,000 at December 31, 2022. During the quarter, the bank borrowed $35,000,000 from the FHLB at a fixed rate of 4.23% for a term of 5.0 years to fund deposit outflows and loan growth. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first six months of 2023, ACNB earned $18,547,000 and paid dividends of $4,773,000 for a dividend payout ratio of 25.7%. During the first six months of 2022, ACNB earned $15,229,000 and paid dividends of $4,521,000 for a dividend payout ratio of 29.7%.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of June 30, 2023, 850 shares of common stock have been repurchased under this new plan.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Year-to-date June 30, 2023, 11,415 shares were issued under this plan with proceeds in the amount of $373,000. Year-to-date June 30, 2022, 11,119 shares were issued under this plan with proceeds in the amount of $367,000.

On March 30, 2021, the Corporation issued $15,000,000 of subordinated debt in order to pay off existing higher rate debt, to potentially repurchase ACNB common stock and to use for inorganic growth opportunities. Otherwise, the $15,000,000 of subordinated debt qualifies as Tier 2 capital at the Holding Company level, but can be transferred to the Bank where it qualifies as Tier 1 Capital. The debt has a 4.00% fixed-to-floating rate and a stated maturity of March 31, 2031. The debt is redeemable by the Corporation at its option, in whole or in part, on or after March 30, 2026, and at any time upon occurrences of certain unlikely events such as receivership insolvency or liquidation of ACNB or ACNB Bank.

The Corporation has trust preferred subordinated debt that was assumed by ACNB Corporation through the acquisition of Frederick County Bancorp, Inc. (FCBI). FCBI completed the private placement of an aggregate of $6,000,000 of trust preferred securities. The interest rate on the subordinated debentures is currently adjusted quarterly to 163 basis points over three-month LIBOR. The debenture has a provision for when LIBOR is no longer available. On June 15, 2023 the most recent interest rate reset date, the interest rate was adjusted to 7.18% for the period ending September 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The $6,000,000 of trust preferred subordinated debt qualifies as Tier 1 capital.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 2023, and December 31, 2022, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

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

The Corporation calculated regulatory capital ratios as of June 30, 2023, and confirmed no material impact on the capital, operations, liquidity, and earnings of the Corporation and the banking subsidiary from the changes in the regulations.

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

The capital ratios are as follows:

	Actual[1]	For Capital Adequacy Purposes[2]	To Be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2023
Tier 1 leverage ratio (to average assets)
ACNB Corporation	11.79%	4.00%	N/A
ACNB Bank	10.93%	4.00%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)
ACNB Corporation	15.38%	4.50%	N/A
ACNB Bank	14.99%	4.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	15.72%	6.00%	N/A
ACNB Bank	14.99%	6.00%	8.00%
Total risk-based capital ratio
ACNB Corporation	17.67%	8.00%	N/A
ACNB Bank	16.07%	8.00%	10.00%
March 31, 2023
Tier 1 leverage ratio (to average assets)
ACNB Corporation	11.09%	4.00%	N/A
ACNB Bank	10.32%	4.00%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)
ACNB Corporation	15.21%	4.50%	N/A
ACNB Bank	14.84%	4.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	15.56%	6.00%	N/A
ACNB Bank	14.84%	6.00%	8.00%
Total risk-based capital ratio
ACNB Corporation	17.56%	8.00%	N/A
ACNB Bank	15.96%	8.00%	10.00%
December 31, 2022
Tier 1 leverage ratio (to average assets)
ACNB Corporation	9.91%	4.00%	N/A
ACNB Bank	9.50%	4.00%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)
ACNB Corporation	15.00%	4.50%	N/A
ACNB Bank	14.68%	4.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	15.36%	6.00%	N/A
ACNB Bank	14.68%	6.00%	8.00%
Total risk-based capital ratio
ACNB Corporation	17.32%	8.00%	N/A
ACNB Bank	15.76%	8.00%	10.00%

1 The June 30, 2023 and March 31, 2023 capital ratios for ACNB Corporation are estimated.
2 Ratios do not include capital conservation buffer.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers as well as the operating cash needs of ACNB are met. ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, the ability to raise brokered deposits, and the ability to borrow from, including but not limited to, the FHLB, Federal Reserve Discount Window and other contingent sources.

ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short- and long-term cash requirements from known contractual and other obligations.

At June 30, 2023, ACNB’s banking subsidiary could borrow approximately $813,925,000 from the FHLB, of which $728,692,000 was available. At June 30, 2023, ACNB’s banking subsidiary could borrow approximately $3,681,000 from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of investment securities held in a joint-custody account under the Corporation’s name.

A new Federal Reserve lending facility, named the Bank Term Funding Program, was enacted in March 2023 that provides banks the ability to borrow on the par value of certain investment securities used to collateralize the account. As of June 30, 2023, ACNB’s banking subsidiary could borrow approximately $222,000,000 from the Bank Term Funding Program, of which the full amount was available.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of June 30, 2023, Fed Funds line capacity at the banking subsidiary was $75,000,000, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1,500,000 commercial line of credit from a local bank, with normal terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise and did not have any outstanding balance as of June 30, 2023. ACNB Corporation maintains a $5,000,000 unsecured line of credit with a correspondent bank. The line of credit remains at full capacity as of June 30, 2023.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $26,703,000 and $41,954,000 at June 30, 2023, and December 31, 2022, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2023, the Corporation had unfunded outstanding commitments to extend credit of $435,533,000 and outstanding standby letters of credit of $17,997,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of June 30, 2023, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of June 30, 2023, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2023, there were no issued or outstanding shares of preferred stock.

On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for shareholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of June 30, 2023, there were 246,818 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2023, there were 100,746 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 473,309. The

Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

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

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. During the quarter ended June 30, 2023, no shares of common stock had been repurchased under this new plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30, 2023	0	$—	850	254,725
May 1 - May 31, 2023	0	—	850	254,725
June 1 - June 30, 2023	0	—	850	254,725

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

Exhibit 10.2
ACNB Bank Amended and Restated Director Supplemental Life Insurance Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, Daniel W. Potts, D. Arthur Seibel, Jr. and Alan J. Stock. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

ACNB CORPORATION (Registrant)

Date:	August 4, 2023	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)