Form 10-Q
period 2023-09-30
ACNB CORP
filed 2023-11-03
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding on October 31, 2023, was 8,507,708.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

Dollars in thousands, except per share data	September 30, 2023	December 31, 2022

ASSETS

Cash and due from banks	$22,786	$40,067
Interest bearing deposits with banks	41,255	128,094

Total Cash and Cash Equivalents	64,041	168,161

Equity securities with readily determinable fair values	888	1,719
Debt securities available for sale	435,559	553,554
Securities held to maturity, fair value $53,843; $58,078	64,616	64,977
Loans held for sale	—	123
Loans, net of allowance for credit losses $19,264; $17,861	1,596,702	1,520,749
Assets held for sale	—	3,393
Premises and equipment, net	25,740	27,053
Right of use assets	2,784	3,162
Restricted investment in bank stocks	5,477	1,629
Investment in bank-owned life insurance	79,391	77,993
Investments in low-income housing partnerships	1,034	1,129
Goodwill	44,185	44,185
Intangible assets, net	9,434	10,332
Foreclosed assets held for resale	467	474
Other assets	58,204	46,874

Total Assets	$2,388,522	$2,525,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$565,530	$595,049
Interest bearing	1,385,829	1,603,926

Total Deposits	1,951,359	2,198,975

Short-term borrowings	33,106	41,954
Long-term borrowings	120,282	21,000
Lease liabilities	2,784	3,162
Allowance for unfunded commitments	1,962	92
Other liabilities	23,391	15,282

Total Liabilities	2,132,884	2,280,465

STOCKHOLDERS’ EQUITY
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,892,374 and 8,838,720 shares issued; 8,521,546 and 8,515,120 shares outstanding	22,224	22,086
Treasury stock, at cost; 370,828 and 323,600 shares	(10,502)	(8,927)
Additional paid-in capital	96,744	96,022
Retained earnings	211,939	193,873
Accumulated other comprehensive loss	(64,767)	(58,012)

Total Stockholders’ Equity	255,638	245,042

Total Liabilities and Stockholders’ Equity	$2,388,522	$2,525,507
The accompanying notes are an integral part of the consolidated financial statements.

2ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$20,285	$17,789	$58,130	$50,078
Tax-exempt	361	424	1,069	995
Securities:
Taxable	2,477	2,830	8,451	7,102
Tax-exempt	284	189	883	618
Dividends	104	20	196	79
Other	723	2,130	2,627	3,283
Total Interest Income	24,234	23,382	71,356	62,155
INTEREST EXPENSE
Deposits	928	605	1,887	1,989
Short-term borrowings	439	23	564	60
Long-term borrowings	1,122	234	2,078	729
Total Interest Expense	2,489	862	4,529	2,778
Net Interest Income	21,745	22,520	66,827	59,377
Provision for Credit Losses	250	—	74	—
(Reversal of) Provision for Unfunded Commitments	(171)	—	226	—
Net Interest Income after Provisions for (Reversal of) Credit Losses and Unfunded Commitments	21,666	22,520	66,527	59,377
OTHER INCOME
Commissions from insurance sales	2,629	2,429	7,371	6,437
Service charges on deposit accounts	1,000	1,082	2,951	3,046
Income from fiduciary, investment management and brokerage activities	953	823	2,772	2,449
Gain from mortgage loans held for sale	—	42	31	468
Earnings on investment in bank-owned life insurance	473	362	1,399	1,052
Net losses on sales or calls of securities	—	—	(739)	—
Net losses on equity securities	(27)	(88)	(22)	(345)
Gain on assets held for sale	14	—	337	—
Service charges on ATM and debit card transactions	845	837	2,502	2,455
Other	410	362	873	822
Total Other Income	6,297	5,849	17,475	16,384
OTHER EXPENSES
Salaries and employee benefits	10,069	9,320	30,335	26,193
Net occupancy	942	1,000	2,981	3,098
Equipment	1,554	1,521	4,784	4,566
Other tax	323	411	965	1,229
Professional services	617	589	1,600	1,328
Supplies and postage	229	254	633	630
Marketing and corporate relations	159	57	472	227
FDIC and regulatory	388	263	932	798
Intangible assets amortization	352	395	1,072	1,093
Other operating	1,703	1,510	5,125	4,446
Total Other Expenses	16,336	15,320	48,899	43,608
Income before Income Taxes	11,627	13,049	35,103	32,153
PROVISION FOR INCOME TAXES	2,583	2,725	7,512	6,600
Net Income	$9,044	$10,324	$27,591	$25,553
PER SHARE DATA
Basic earnings	$1.06	$1.20	$3.24	$2.95
Diluted earnings	$1.06	$1.20	$3.23	$2.95
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
Dollars in thousands	2023	2022	2023	2022

NET INCOME	$9,044	$10,324	$27,591	$25,553

OTHER COMPREHENSIVE INCOME

SECURITIES
Unrealized losses arising during the period, net of income tax benefit of $(2,133), $(5,443), $(3,575) and $(15,122), respectively	(7,033)	(19,766)	(8,288)	(53,382)
Reclassification adjustment for net losses included in net income, net of income tax (benefit) cost of $0, $0, $171 and $0, respectively (A) (C)	—	—	556	—
Total unrealized loss on investment securities	(7,033)	(19,766)	(7,732)	(53,382)

Amortization of unrealized losses on securities previously transferred to held to maturity, net of income taxes of $32, $150, $110, and $0, respectively (D)	244	523	731	—
Total amortization of unrealized losses on investment securities	244	523	731	—

PENSION

Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $52, $23, $76 and $68, respectively (B) (C)	74	79	246	237
Total unrealized loss on pension	74	79	246	237

TOTAL OTHER COMPREHENSIVE LOSS	(6,715)	(19,164)	(6,755)	(53,145)

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,329	$(8,840)	$20,836	$(27,592)

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

(D) Total unrealized loss remaining on investment securities held to maturity, net of income taxes, was $2.3 million at September 30, 2023.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2023 and 2022

Dollars in thousands, except per share data	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchase of common stock (850 shares)	—	(29)	—	—	—	(29)
Issuance of restricted common shares, net of forfeiture and shares withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	22,198	(8,956)	96,415	198,144	(51,960)	255,841
Net income	—	—	—	9,524	—	9,524
Other comprehensive loss, net of taxes	—	—	—	—	(6,092)	(6,092)
Common stock shares issued (5,526 shares)	14	—	171	—	—	185
Cash dividends declared ($0.28 per share)	—	—	—	(2,389)	—	(2,389)
BALANCE – June 30, 2023	22,212	(8,956)	96,586	205,279	(58,052)	257,069
Net income	—		—	9,044	—	9,044
Other comprehensive loss, net of taxes	—	—	—	—	(6,715)	(6,715)
Common stock shares issued (5,165 shares)	12	—	158	—	—	170
Repurchased shares (46,378 shares)	—	(1,546)	—	—	—	(1,546)
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – September 30, 2023	$22,224	$(10,502)	$96,744	$211,939	$(64,767)	$255,638

Dollars in thousands, except per share data	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE – January 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	6,599	—	6,599
Other comprehensive loss, net of taxes	—	—	—	—	(21,359)	(21,359)
Common stock shares issued (5,587 shares)	14	—	169	—	—	183
Restricted stock grants (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($0.26 per share)	—	—	—	(2,257)	—	(2,257)
BALANCE – March 31, 2022	22,048	(2,245)	95,530	171,580	(30,904)	256,009
Net income	—	—	—	8,630	—	8,630
Other comprehensive loss, net of taxes	—	—	—	—	(12,622)	(12,622)
Common stock shares issued (5,532 shares)	13	—	171	—	—	184
Repurchased shares (88,225 shares)	—	(2,905)	—	—	—	(2,905)
Cash dividends declared ($0.26 per share)	—	—	—	(2,264)	—	(2,264)
BALANCE – June 30, 2022	22,061	(5,150)	95,701	177,946	(43,526)	247,032
Net income	—	—	—	10,324	—	10,324
Other comprehensive loss, net of taxes	—	—	—	—	(19,164)	(19,164)
Common stock shares issued (5,107 shares)	13	—	155	—	—	168
Repurchased shares (109,931 shares)	—	(3,777)	—	—	—	(3,777)
Cash dividends declared ($0.26 per share)	—	—	—	(2,213)	—	(2,213)
BALANCE – September 30, 2022	$22,074	$(8,927)	$95,856	$186,057	$(62,690)	$232,370
The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Dollars in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,591	$25,553
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(31)	(468)
Gain on sales of assets held for sale	(337)	—
Earnings on investment in bank-owned life insurance	(1,399)	(1,052)
Loss on sales or calls of securities	739	—
Loss on equity securities	22	345
Restricted stock compensation expense	317	243
Depreciation and amortization	2,559	2,788
Provision for credit losses and provision for unfunded commitments	300	—
Net amortization of investment securities premiums	494	988
Increase in interest receivable	(812)	(902)
Increase (decrease) in interest payable	397	(57)
Mortgage loans originated for sale	(1,191)	(30,365)
Proceeds from loans originated for sale	1,345	33,026
Increase in other assets	1,414	(3,348)
(Increase) decrease in deferred tax expense	(4,436)	1,062
Increase in other liabilities	5,019	1,660
Net Cash Provided by Operating Activities	31,991	29,473
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	904	2,505
Proceeds from calls/maturities of investment securities available for sale	26,375	41,852
Proceeds from sales of investment securities available for sale	78,624	—
Proceeds from sale of equity securities	591	—
Purchase of investment securities available for sale	—	(218,195)
Purchase of investment securities held to maturity	—	(22,204)
Purchase of equity securities	—	(35)
(Purchase) redemption of restricted investment in bank stocks	(3,848)	650
Net increase in loans	(77,486)	(60,256)
Purchase of bank-owned life insurance	—	(12,200)
Acquisition of insurance books of business/agency	(174)	(7,800)
Capital expenditures	(174)	(1,206)
Proceeds from sales of premises and equipment	—	1,093
Proceeds from sales of assets held for sale	3,730	—
Net Cash Provided by (Used in) Investing Activities	28,542	(275,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(29,519)	(33,945)
Net decrease in time certificates of deposits and interest bearing deposits	(218,097)	(56,231)
Net (decrease) increase in short-term borrowings	(8,848)	6,439
Proceeds from long-term borrowings	100,000	1,500
Repayments on long-term borrowings	—	(12,150)
Dividends paid	(7,157)	(6,734)
Common stock repurchased	(1,575)	(6,682)
Common stock issued	543	1,021
Net Cash Used In Financing Activities	(164,653)	(106,782)
Net Decrease in Cash and Cash Equivalents	(104,120)	(353,105)
CASH AND CASH EQUIVALENTS — BEGINNING	168,161	710,131
CASH AND CASH EQUIVALENTS — ENDING	$64,041	$357,026
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,717	$2,834
Cash paid for income taxes	7,350	4,400
Supplemental disclosures of certain noncash activities:
Investments transferred from available for sale to held to maturity	$—	$39,683
Premises and equipment transferred to fixed assets held for sale	—	3,393
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	—	474
 The accompanying notes are an integral part of the consolidated financial statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    Basis of Presentation and Nature of Operations

ACNB Corporation (the Corporation or ACNB), headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank (Bank) and ACNB Insurance Services, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 26 community banking offices, including 17 community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, and 9 community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices situated in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly ACNB Corporation’s statement of condition, statement of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows. All such adjustments are of a normal recurring nature.

The accounting policies followed by the Corporation are set forth in Note A to the Corporation’s consolidated financial statements in the 2022 ACNB Corporation Annual Report on Form 10-K, filed with the SEC on March 3, 2023. It is suggested that the consolidated financial statements contained herein be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2023, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as Current Expected Credit Loss (CECL). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets, including but not limited to loans, held to maturity securities and purchased financial assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326. For smaller reporting companies, such as the Corporation, this standard (Topic 326) was effective as of January 1, 2023.

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

Quantitative Analysis. The Corporation elected to use Discounted Cash Flow (DCF) and chose unemployment rate as the driving factor of their economic forecasts. In regards to unemployment rates, the Corporation elected to forecast economic factors over the period of the next four quarters. The Corporation chose not to extend beyond four quarters given the inherent risks associated with forecasting. The Corporation utilizes relevant third party forecasts as a basis and support for its own forecast. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the probability of default and loss given default through regression. The Corporation elected a reversion period of four quarters. The Corporation deemed four quarters to be a reasonable time period to ensure it did not include irrelevant information, but also not too short to introduce unnecessary volatility. Model assumptions include, but are not limited to the discount rate, prepayment speeds, funding rates, and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

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

Included in the allowance for unfunded commitments in the first quarter of 2023, was $1.6 million recorded upon Day 1 CECL adoption. Between the Day 1 CECL model and the model ended September 30, 2023, an additional $226,000 of provision was recognized, which resulted in a total allowance for unfunded commitments of $2.0 million at September 30, 2023.

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

Accounting Standards Pending Adoption

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

Note 2 -    Earnings Per Share and Restricted Stock

The Corporation has a simple capital structure. Basic earnings per share of common stock is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding less unvested restricted stock at the end of the period. Diluted earnings per share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding (basic)	8,517,917	8,587,826	8,518,006	8,658,972
Dilutive effect of unvested shares	33,628	—	26,726	—
Weighted average shares outstanding (diluted)	8,551,545	8,587,826	8,544,732	8,658,972
Per share:
Basic	$1.06	$1.20	$3.24	$2.95
Diluted	1.06	1.20	3.23	2.95

Stock Incentive Plan

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. No further shares may be issued under this plan. The remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.

As of September 30, 2023, 100,746 shares were issued under this plan, of which 33,100 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $265 thousand and $116 thousand of compensation expense during the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $474 thousand of compensation expenses during the nine months ended September 30, 2023 and 2022, respectively.

Note 3 -    Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Service cost	$124	$194	$372	$582
Interest cost	373	263	1,119	789
Expected return on plan assets	(663)	(784)	(1,989)	(2,352)
Amortization of net loss	98	102	294	305

Net Periodic Benefit Income	$(68)	$(225)	$(204)	$(676)

The Corporation has determined that it will not be contributing to the defined benefit plan in 2023 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan.

Note 4 -    Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $22.8 million in standby letters of credit as of September 30, 2023. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Note 5 -     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

In thousands	Unrealized Losses on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(52,734)	$(5,278)	$(58,012)
Unrealized loss on available for sale securities, net of tax	(8,288)	—	(8,288)
Realized losses on securities, net of tax	556	—	556
Amortization of unrealized losses on securities previously transferred to held to maturity, net of tax	731	—	731
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	246	246
Net current period other comprehensive (loss) income	(7,001)	246	(6,755)
Balance at September 30, 2023	$(59,735)	$(5,032)	$(64,767)

Balance at December 31, 2021	$(3,474)	$(6,071)	$(9,545)
Unrealized loss on available for sale securities, net of tax	(53,382)	—	(53,382)
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	237	237
Net current period other comprehensive (loss) income	(53,382)	237	(53,145)
Balance at September 30, 2022	$(56,856)	$(5,834)	$(62,690)

Note 6 - Segment Reporting

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

Segment information for the three month periods ended September 30, 2023 and 2022, is as follows:

In thousands	Banking	Insurance	Total
2023
Interest income and other income from external customers	$28,080	$2,451	$30,531
Interest expense	2,489	—	2,489
Depreciation and amortization expense	613	212	825
Income before income taxes	11,107	520	11,627
Total assets	2,369,705	18,817	2,388,522
Capital expenditures	68	—	68

2022
Interest income and other income from external customers	$27,029	$2,202	$29,231
Interest expense	850	12	862
Depreciation and amortization expense	728	226	954
Income before income taxes	12,565	484	13,049
Total assets	2,634,037	20,116	2,654,153
Capital expenditures	475	11	486
Segment information for the nine month periods ended September 30, 2023 and 2022, is as follows:

In thousands	Banking	Insurance	Total
2023
Interest income and other income from external customers	$81,638	$7,193	$88,831
Interest expense	4,529	—	4,529
Depreciation and amortization expense	1,925	634	2,559
Income before income taxes	33,508	1,595	35,103
Total assets	2,369,705	18,817	2,388,522
Capital expenditures	168	6	174

2022
Interest income and other income from external customers	$72,329	$6,210	$78,539
Interest expense	2,748	30	2,778
Depreciation and amortization expense	2,221	567	2,788
Income before income taxes	30,727	1,426	32,153
Total assets	2,634,037	20,116	2,654,153
Capital expenditures	1,178	28	1,206

Note 7 -    Securities

Amortized cost and fair value of securities at September 30, 2023, and December 31, 2022, were as follows:

In thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE

September 30, 2023
U.S. Government and agencies	$228,045	$—	$31,270	$196,775
Mortgage-backed securities	264,621	—	40,896	223,725
Corporate bonds	18,116	—	3,057	15,059
	$510,782	$—	$75,223	$435,559

December 31, 2022
U.S. Government and agencies	$241,467	$—	$30,468	$210,999
Mortgage-backed securities	327,535	342	32,159	295,718
State and municipal	15,235	196	196	15,235
Corporate bonds	33,404	15	1,817	31,602
	$617,641	$553	$64,640	$553,554

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
SECURITIES HELD TO MATURITY

September 30, 2023
Mortgage-backed securities	$2,660	$—	$181	$2,479
State and municipal	61,956	—	10,592	51,364
	$64,616	$—	$10,773	$53,843
December 31, 2022
Mortgage-backed securities	$3,279	$—	$194	$3,085
State and municipal	61,698	—	6,705	54,993
	$64,977	$—	$6,899	$58,078

Fair value of equity securities with readily determinable fair values at September 30, 2023 and December 31, 2022, are as follows:

In thousands	Fair Value at January 1, 2023	Purchases	Sales/reclassification	Gains/(Losses)	Gains/(Losses) on sales of securities	Fair Value at September 30, 2023
September 30, 2023
CRA Mutual Fund	$915	$—	$—	$(27)	$—	$888
Canapi Ventures SBIC Fund	206	—	206	—	—	—
Stock in other banks	598	—	592	5	(11)	—
	$1,719	$—	$798	$(22)	$(11)	$888

In thousands	Fair Value at January 1, 2022	Purchases	Sales	Gains/(Losses)	Gains/(Losses) on sales of securities	Fair Value at December 31, 2022
December 31, 2022
CRA Mutual Fund	$1,036	$—	$—	$(121)	$—	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	(177)	13	598
	$2,609	$206	$811	$(298)	$13	$1,719

The following table shows the Corporation’s investments’ gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023, and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
In thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

SECURITIES AVAILABLE FOR SALE

September 30, 2023
U.S. Government and agencies	$—	$—	$196,775	$31,270	$196,775	$31,270
Mortgage-backed securities	4,155	298	219,570	40,598	223,725	40,896
Corporate bonds	1,745	255	13,314	2,802	15,059	3,057
	$5,900	$553	$429,659	$74,670	$435,559	$75,223

December 31, 2022
U.S. Government and agencies	$25,426	$1,461	$185,573	$29,007	$210,999	$30,468
Mortgage-backed securities	221,249	19,362	63,145	12,797	284,394	32,159
State and municipal	6,229	196	—	—	6,229	196
Corporate bonds	24,337	1,217	5,250	600	29,587	1,817
	$277,241	$22,236	$253,968	$42,404	$531,209	$64,640

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
SECURITIES HELD TO MATURITY

September 30, 2023
Mortgage-backed securities	$—	$—	$2,479	$181	$2,479	$181
State and municipal	—	—	51,364	10,592	51,364	10,592
	$—	$—	$53,843	$10,773	$53,843	$10,773

December 31, 2022
Mortgage-backed securities	$3,085	$194	$—	$—	$3,085	$194
State and municipal	38,086	3,875	16,907	2,830	54,993	6,705
	$41,171	$4,069	$16,907	$2,830	$58,078	$6,899

All mortgage-backed security investments are pass-through instruments issued by the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantee the timely payment of principal on these investments.

The Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023 and did not record an allowance for credit losses on its investment securities during the quarter ended September 30, 2023. The Corporation regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end. Management buys and sells securities from its available for sale portfolio due to general balance sheet and interest rate risk management.

Amortized cost and fair value at September 30, 2023, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
In thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$9,165	$8,791	$—	$—
Over 1 year through 5 years	157,062	139,342	1,117	1,003
Over 5 years through 10 years	77,934	62,247	18,994	16,498
Over 10 years	2,000	1,454	41,845	33,863
Mortgage-backed securities	264,621	223,725	2,660	2,479
	$510,782	$435,559	$64,616	$53,843

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Proceeds	$—	$—	$79,215	$—
Gross gains	—	—	243	—
Gross losses	—	—	982	—

At September 30, 2023, and December 31, 2022, securities with a carrying value of $276.5 million and $342.2 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

Note 8 -    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio:

In thousands	September 30, 2023	December 31, 2022
Commercial and industrial	$154,027	$178,762
Commercial real estate	892,365	821,805
Commercial real estate construction	86,508	80,470
Residential mortgage	384,304	362,098
Home equity lines of credit	88,687	84,141
Consumer	10,075	11,334
Total Loans	$1,615,966	$1,538,610

The following table presents nonaccrual loans:

In thousands	September 30, 2023	December 31, 2022
Commercial and industrial	$470	$781
Commercial real estate	1,541	1,873
Residential mortgage	343	—
Home equity lines of credit	195	—
	$2,549	$2,654

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2023 and December 31, 2022, totaled $777 thousand and $1.1 million, respectively.

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

As of September 30, 2023, the Corporation had no modified loans or any commitments to lend any additional funds on modified loans. As of September 30, 2023, the Corporation had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

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

Credit Quality Indicators

The Corporation’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk grading system is based on debt service coverage, collateral values and other subjective factors. Non-commercial-purpose loans are defaulted to a pass grade until a loan migrates to past due status.

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

The following table presents loan balances by year of origination and internally assigned risk rating for ACNB’s portfolio segments as of September 30, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$4,701	$25,535	$36,090	$16,390	$14,406	$24,086	$28,544	$149,752
Special Mention	113	367	323	484	157	558	1,042	3,044
Substandard	8	18	145	17	11	748	284	1,231
Total Commercial and industrial	$4,822	$25,920	$36,558	$16,891	$14,574	$25,392	$29,870	$154,027
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Commercial real estate
Pass	$113,782	$145,145	$143,203	$63,474	$70,536	$302,565	$16,004	$854,709
Special Mention	302	5,705	1,360	1,933	4,880	15,023	1,409	30,612
Substandard	—	—	—	1,540	721	4,783	—	7,044
Total Commercial real estate	$114,084	$150,850	$144,563	$66,947	$76,137	$322,371	$17,413	$892,365
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate construction
Pass	$19,757	$46,386	$6,392	$927	$338	$3,612	$7,721	$85,133
Special Mention	—	471	—	93	—	741	—	1,305
Substandard	—	—	—	—	—	70	—	70
Total Commercial real estate construction	$19,757	$46,857	$6,392	$1,020	$338	$4,423	$7,721	$86,508
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage
Pass	$54,153	$73,756	$56,526	$31,915	$20,120	$140,911	$486	$377,867
Special Mention	542	83	598	404	697	3,083	62	5,469
Substandard	—	—	—	—	—	968	—	968
Total Residential Mortgage	$54,695	$73,839	$57,124	$32,319	$20,817	$144,962	$548	$384,304
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity lines of credit
Pass	$953	$39	$—	$—	$97	$4,775	$81,557	$87,421
Special Mention	—	—	—	—	—	35	743	778
Substandard	—	—	—	—	—	488	—	488
Total Home equity lines of credit	$953	$39	$—	$—	$97	$5,298	$82,300	$88,687
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$2,334	$2,861	$872	$595	$310	$1,248	$1,830	$10,050
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	25	25
Total Consumer	$2,334	$2,861	$872	$595	$310	$1,248	$1,855	$10,075
Year-to-date gross charge-offs	$14	$68	$35	$45	$20	$64	$33	$279

Total Portfolio loans
Pass	$195,680	$293,722	$243,083	$113,301	$105,807	$477,197	$136,142	$1,564,932
Special Mention	957	6,626	2,281	2,914	5,734	19,440	3,256	41,208
Substandard	8	18	145	1,557	732	7,057	309	9,826
Total Portfolio loans	$196,645	$300,366	$245,509	$117,772	$112,273	$503,694	$139,707	$1,615,966
Year-to-date gross charge-offs	$14	$68	$35	$45	$20	$174	$33	$389

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
The following table presents loan balances by year of origination and performing and nonperforming status for ACNB’s portfolio segments as of September 30, 2023:

In thousands	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Performing	$4,822	$25,920	$36,558	$16,891	$14,574	$25,206	$29,586	$153,557
Nonperforming	—	—	—	—	—	186	284	470
Total Commercial and industrial	4,822	25,920	36,558	16,891	14,574	25,392	29,870	154,027
Commercial real estate
Performing	114,084	150,850	144,563	66,947	75,816	321,004	17,413	890,677
Nonperforming	—	—	—	—	321	1,367	—	1,688
Total Commercial real estate	114,084	150,850	144,563	66,947	76,137	322,371	17,413	892,365
Commercial real estate construction
Performing	19,757	46,857	6,392	1,020	338	4,423	7,721	86,508
Nonperforming	—	—	—	—	—	—	—	—
Total Commercial real estate construction	19,757	46,857	6,392	1,020	338	4,423	7,721	86,508
Residential mortgage
Performing	54,695	73,839	57,124	32,319	20,817	143,962	548	383,304
Nonperforming	—	—	—	—	—	1,000	—	1,000
Total Residential Mortgage	54,695	73,839	57,124	32,319	20,817	144,962	548	384,304
Home equity lines of credit
Performing	953	39	—	—	97	4,888	82,300	88,277
Nonperforming	—	—	—	—	—	410	—	410
Total Home equity lines of credit	953	39	—	—	97	5,298	82,300	88,687
Consumer
Performing	2,334	2,861	872	595	310	1,222	1,855	10,049
Nonperforming	—	—	—	—	—	26	—	26
Total Consumer	2,334	2,861	872	595	310	1,248	1,855	10,075
Total Portfolio loans
Performing	196,645	300,366	245,509	117,772	111,952	500,705	139,423	1,612,372
Nonperforming	—	—	—	—	321	2,989	284	3,594
Total Portfolio loans	$196,645	$300,366	$245,509	$117,772	$112,273	$503,694	$139,707	$1,615,966

The following tables present the classes of the loan portfolio summarized by the past due status:

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
September 30, 2023
Commercial and industrial	$59	$91	$160	$310	$153,717	$154,027	$—
Commercial real estate	193	422	147	762	891,603	892,365	147
Commercial real estate construction	—	—	—	—	86,508	86,508	—
Residential mortgage	157	526	1,000	1,683	382,621	384,304	657
Home equity lines of credit	412	493	215	1,120	87,567	88,687	215
Consumer	1	7	26	34	10,041	10,075	26
Total Loans	$822	$1,539	$1,548	$3,909	$1,612,057	$1,615,966	$1,045

In thousands	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2022
Commercial and industrial	$287	$—	$162	$449	$178,313	$178,762	$—
Commercial real estate	2,026	350	255	2,631	819,174	821,805	—
Commercial real estate construction	24	—	—	24	80,446	80,470	—
Residential mortgage	2,969	970	705	4,644	357,454	362,098	705
Home equity lines of credit	438	117	498	1,053	83,088	84,141	498
Consumer	155	80	—	235	11,099	11,334	—
Total Loans	$5,899	$1,517	$1,620	$9,036	$1,529,574	$1,538,610	$1,203

The following table summarizes information relative to individually evaluated loans by loan portfolio class as of September 30, 2023 and December 31, 2022:

	Individually Evaluated Loans with Allowance		Individually Evaluated Loans with No Allowance
In thousands	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
September 30, 2023
Commercial and industrial	$470	$368	$—	$—
Commercial real estate	321	181	1,220	—
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	343	—
Home equity lines of credit	—	—	195	—
	$791	$549	$1,758	$—
December 31, 2022
Commercial and industrial	$781	$628	$—	$—
Commercial real estate	350	192	4,984	—
Commercial real estate construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity lines of credit	—	—	—	—
	$1,131	$820	$4,984	$—

All loans on nonaccrual status are individually evaluated in the specific analysis for the allowance for credit loss. An accruing TDR was included in the table above as of December 31, 2022. That loan was moved to performing status due to its loan repayment history upon the adoption of Topic 326.

During the three and nine months ended September 30, 2023, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

The following table presents the amortized cost basis of individually evaluated loans as of September 30, 2023. Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change.

	September 30, 2023
	Type of Collateral
In thousands	Business Assets	Real Estate
Commercial and industrial	$470	$—
Commercial real estate	—	1,541
Commercial real estate construction	—	—
Residential mortgage	—	343
Home equity lines of credit	—	195
Consumer	—	—
Total	$470	$2,079

The following tables summarize the allowance for credit losses and allowance for loan losses and recorded investment in loans receivable:

In thousands	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2023
Allowance for Credit Losses
Beginning balance - July 1, 2023	$1,941	$11,728	$1,885	$3,075	$388	$131	$—	$19,148
Charge-offs	(81)	—	—	—	—	(109)	—	(190)
Recoveries	32	—	—	—	—	24	—	56
Provisions (credits)	(381)	170	279	78	5	99	—	250
Ending balance - September 30, 2023	$1,511	$11,898	$2,164	$3,153	$393	$145	$—	$19,264

Beginning balance - January 1, 2023	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Impact of CECL adoption	(762)	1,106	1,347	297	17	(142)	(245)	$1,618
Charge-offs	(110)	—	—	—	—	(279)	—	(389)
Recoveries	42	—	—	—	—	58	—	100
Provisions (credits)	(507)	776	(183)	(173)	29	132	—	74
Ending balance - September 30, 2023	$1,511	$11,898	$2,164	$3,153	$393	$145	$—	$19,264
Ending balance: individually evaluated for impairment	$368	$181	$—	$—	$—	$—	$—	$549
Ending balance: collectively evaluated for impairment	$1,143	$11,717	$2,164	$3,153	$393	$145	$—	$18,715
Loans Receivable
Ending balance	$154,027	$892,365	$86,508	$384,304	$88,687	$10,075	$—	$1,615,966
Ending balance: individually evaluated for impairment	$470	$1,541	$—	$343	$195	$—	$—	$2,549
Ending balance: collectively evaluated for impairment	$153,557	$890,824	$86,508	$383,961	$88,492	$10,075	$—	$1,613,417

AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2022
Allowance for Loan Losses
Beginning balance - July 1, 2022	$3,116	$10,839	$818	$3,199	$396	$427	$148	$18,943
Charge-offs	(70)	(831)	—	—	(33)	(80)	—	(1,014)
Recoveries	20	—	—	—	—	3	—	23
Provisions (credits)	(128)	(19)	13	(89)	3	88	132	—
Ending balance - September 30, 2022	$2,938	$9,989	$831	$3,110	$366	$438	$280	$17,952

Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(167)	(831)	—	(3)	(33)	(100)	—	(1,134)
Recoveries	35	—	—	5	—	13	—	53
Provisions (credits)	(106)	104	215	(127)	(102)	117	(101)	—
Ending balance - September 30, 2022	$2,938	$9,989	$831	$3,110	$366	$438	$280	$17,952
Ending balance: individually evaluated for impairment	$687	$—	$—	$—	$—	$—	$—	$687
Ending balance: collectively evaluated for impairment	$2,251	$9,989	$831	$3,110	$366	$438	$280	$17,265
Loans Receivable
Ending balance	$176,692	$823,827	$66,189	$360,661	$87,555	$12,204	$—	$1,527,128
Ending balance: individually evaluated for impairment	$839	$5,076	$—	$—	$—	$—	$—	$5,915
Ending balance: collectively evaluated for impairment	$175,853	$818,751	$66,189	$360,661	$87,555	$12,204	$—	$1,521,213

AS OF DECEMBER 31, 2022
Allowance for Loan Losses
Ending balance	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Ending balance: individually evaluated for impairment	$628	$192	$—	$—	$—	$—	$—	$820
Ending balance: collectively evaluated for impairment	$2,220	$9,824	$1,000	$3,029	$347	$376	$245	$17,041

Loans Receivable
Ending balance	$178,762	$821,805	$80,470	$362,098	$84,141	$11,334	$—	$1,538,610
Ending balance: individually evaluated for impairment	$781	$5,334	$—	$—	$—	$—	$—	$6,115
Ending balance: collectively evaluated for impairment	$177,981	$816,471	$80,470	$362,098	$84,141	$11,334	$—	$1,532,495

Note 9 -    Fair Value Measurements

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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy, and the basis of measurement used at September 30, 2023, and December 31, 2022, are as follows:

		September 30, 2023
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$196,775	$—	$196,775	$—
Mortgage-backed securities		223,725	—	223,725	—
Corporate bonds		15,059	—	15,059	—
Total securities available for sale	Recurring	$435,559	$—	$435,559	$—
Equity securities with readily determinable fair values	Recurring	$888	$888	$—	$—
Individually evaluated loans	Nonrecurring	$242	$—	$—	$242

		December 31, 2022
In thousands	Basis	Total	Level 1	Level 2	Level 3
U.S. Government and agencies		$210,999	$—	$210,999	$—
Mortgage-backed securities		295,718	—	295,718	—
State and municipal		15,235	—	15,235	—
Corporate bonds		31,602	—	31,602	—
Total securities available for sale	Recurring	$553,554	$—	$553,554	$—
Equity securities with readily determinable fair values	Recurring	$1,719	$1,719	$—	$—
Individually evaluated loans	Nonrecurring	$3,773	$—	$—	$3,773

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
Dollars in thousands	Fair Value Estimate	Valuation Technique		Unobservable Input		Range	Weighted Average

September 30, 2023
Individually evaluated loans	$242	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(16) – (100)%	(91)%

December 31, 2022
Individually evaluated loans	$3,773	Appraisal of collateral	(a)	Appraisal adjustments	(b)	(10) – (50)%	(48)%
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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments:

	September 30, 2023
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$22,786	$22,786	$6,448	$16,338	$—
Interest-bearing deposits with banks	41,255	41,255	41,255	—	—
Equity securities with readily determinable fair values	888	888	888	—	—
Debt securities available for sale	435,559	435,559	—	435,559	—
Securities held to maturity	64,616	53,843	—	53,843	—
Loans, net of allowance for credit losses	1,596,702	1,526,341	—	—	1,526,341
Accrued interest receivable	7,727	7,727	—	7,727	—
Restricted investment in bank stocks	5,477	N/A	—	N/A	—

Financial liabilities:
Demand deposits and savings	1,738,090	1,556,838	—	1,556,838	—
Time deposits	213,269	199,052	—	199,052	—
Short-term borrowings	33,106	33,861	—	33,861	—
Long-term FHLB advances	100,000	99,389	—	99,389	—
Trust preferred and subordinated debt	20,282	18,037	—	18,037	—
Accrued interest payable	448	448	—	448	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Corporation’s financial instruments:

	December 31, 2022
In thousands	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,067	$40,067	$6,977	$33,090	$—
Interest-bearing deposits with banks	128,094	128,094	128,094	—	—
Equity securities with readily determinable fair values	1,719	1,719	1,719	—	—
Debt securities available for sale	553,554	553,554	—	553,554	—
Securities held to maturity	64,977	58,078	—	58,078	—
Loans held for sale	123	123	—	123	—
Loans, less allowance for credit losses	1,520,749	1,458,556	—	—	1,458,556
Accrued interest receivable	6,915	6,915	—	6,915	—
Restricted investment in bank stocks	1,629	1,629	—	1,629	—

Financial liabilities:
Demand deposits and savings	1,905,845	1,905,845	—	1,905,845	—
Time deposits	293,130	276,182	—	276,182	—
Short-term borrowings	41,954	41,954	—	41,954	—
Trust preferred and subordinated debt	21,000	18,648	—	18,648	—
Accrued interest payable	51	51	—	51	—

Note 10 -    Deposits

The following table presents the composition of deposits at the dates presented:

In thousands	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$565,530	$595,049
Interest-bearing checking, savings, and money markets	1,172,560	1,310,796
Certificates of deposit of $250,000 or less	178,308	241,562
Certificates of deposit greater than $250,000	34,961	51,568
Total	$1,951,359	$2,198,975

All deposit accounts are insured by the FDIC up to $250 thousand, the maximum amount allowed by law.

The scheduled maturities of certificates of deposit are as follows:

In thousands
Less than 1 year	$143,607
1 through 2 years	53,362
2 through 3 years	9,236
3 through 4 years	4,160
4 through 5 years	2,694
Thereafter	210
Total	$213,269

Note 11 - Borrowings

The Corporation had short-term debt outstanding as follows:

In thousands	September 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$33,106	$41,954
	$33,106	$41,954

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

The Corporation had long-term debt outstanding as follows:

In thousands	September 30, 2023	December 31, 2022
FHLB advances	$100,000	$—
Trust preferred subordinated debt	5,282	6,000
Subordinated debt	15,000	15,000
	$120,282	$21,000

The long-term FHLB advances mature between 2026 and 2028 and have a weighted average rate of 4.63%, with a prepayment penalty. The advances are collateralized by the assets defined in the security agreement and FHLB capital stock. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $845.5 million, of which $745.2 million was available at September 30, 2023.

The trust preferred subordinated debt is comprised of debt securities issued by Frederick County Bancorp, Inc. (FCBI) in December 2006 and assumed by ACNB Corporation through the acquisition. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to

163 basis points over the three-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus applicable tenor spread adjustment. The debenture has a provision for when LIBOR is no longer available. On September 15, 2023, the most recent interest rate reset date, the interest rate was adjusted to 7.30% for the period ending December 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date.

On March 30, 2021, ACNB Corporation (the Company) entered into Subordinated Note Purchase Agreements (Purchase Agreements) with certain institutional accredited investors and qualified institutional buyers (the Purchasers) pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031 (the Notes). The Notes will bear interest at a fixed rate of 4.00% per year, from and including March 30, 2021 to, but excluding, March 31, 2026 or earlier redemption date. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 90-day average SOFR plus 329 basis points. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than the 90-day average SOFR. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. The Notes have a stated maturity of March 31, 2031, are redeemable by the Company at its option, in whole or in part, on or after March 30, 2026, and at any time upon the occurrences of certain events.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local market area economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; banking system instability caused by failures and continuing financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any future standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates that the Corporation’s management deems to be most important to the portrayal of its financial condition and results of operations, and that require management’s most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following accounting estimates are deemed to be critical by management:

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2023, compared to Quarter ended September 30, 2022

Executive Summary

Net income for the three months ended September 30, 2023 was $9.0 million compared to net income of $10.3 million for the comparable quarter of the prior year, a decrease of $1.3 million or 12.4%. Basic and diluted earnings per share for the three months ended September 30, 2023 and 2022 were $1.06 and $1.20, respectively, an 11.7% decrease. The decrease in net income for the third quarter of 2023 was driven primarily by a decrease in net interest income and higher noninterest expenses, partially offset by an increase in noninterest income.

Net Interest Income

Net interest income totaled $21.7 million for the three months ended September 30, 2023 compared to $22.5 million for the comparable quarter of the prior year, a decrease of $775 thousand, or 3.4%. The decrease in net interest income was driven primarily by a decrease in earning assets, an increase in the cost of funds, and a decrease in purchase accounting accretion. Paycheck Protection Program (PPP) fees and purchase accounting accretion totaled $208 thousand for the three months ended September 30, 2023 compared to $853 thousand for the three months ended September 30, 2022. There were no PPP fees for the three months ended September 30, 2023 compared to $24 thousand for the comparable quarter of last year. The fully taxable equivalent (FTE) net interest margin for the three months ended September 30, 2023 was 4.01%, a 41 basis points increase from 3.60% for the comparable quarter of last year.

Average earning assets declined year-over-year driven primarily by a decrease in cash balances and investments, partially offset by loan growth. Interest income increased by $852 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven primarily by higher interest rates and a shift to higher-yielding assets. The average yield on earnings assets was 4.46% for the three months ended September 30, 2023, an increase of 72 basis points from the comparable quarter of the prior year. Interest expense increased by $1.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven primarily by an increase in cost and amount of short-term and long-term borrowings to fund loan growth and deposit outflows. The average rate paid on interest bearing deposits was 0.26% for the three months ended September 30, 2023, an increase of 12 basis points from the comparable quarter of the prior year. The average rate paid on total borrowings was 3.83% for the three months ended September 30, 2023, an increase of 218 basis points from the comparable quarter last year.

Provision for Credit Losses and Unfunded Commitments

Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the three months ended September 30, 2023 was $250 thousand, and the provision for unfunded commitments was a reversal of $171 thousand compared to no provision for the comparable quarter of the prior year. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Other Income

Total other income was $6.3 million for the three months ended September 30, 2023, an increase of $448 thousand, or 7.7%, from the comparable quarter of the prior year. The higher income was driven primarily by an increase of $200 thousand in commissions from insurance sales due to organic growth. In addition, income from fiduciary, investment management and brokerage activities increased $130 thousand, or 15.8%, driven primarily by strong market returns, an increase in estate settlement income and new business generation. Earnings on investment in bank-owned life insurance increased by $111 thousand due to additional purchases of insurance with a cash surrender value of $12.2 million during the second half of 2022. The net loss on equity securities for the three months ended September 30, 2023, improved to a $27 thousand net loss as compared to an $88 thousand net loss during the comparable quarter of the prior year. Other income in the three months ended September 30, 2023, increased $48 thousand, or 13.3%, to $410 thousand primarily driven by increases in third-party fee income and increases in letter of credit income.

Other Expenses

Other expenses for the quarter ended September 30, 2023 were $16.3 million an increase of $1.0 million, or 6.6%, from the comparable quarter of the prior year. Salaries and employee benefits increased by $749 thousand, or 8.0%, from the comparable quarter of the prior year, primarily driven by a general increase in base wages and commissions and an increase to accrued incentive compensation. Other operating increased $193 thousand, or 12.8%, driven primarily by an increase of $111 thousand in holding company related costs and $97 thousand in director-related fees partially offset by various miscellaneous expenses. Marketing and corporate relations expenses were $159 thousand for the third quarter of 2023 compared to $57 thousand for the comparable quarter of last year. The increase was driven by $73 thousand in expenses related to the rebranding of ACNB Bank’s Maryland banking divisions. FDIC and regulatory increased $125 thousand during the quarter ended September 30, 2023 compared to the same quarter of the prior year due to the timing of expense recognition.

Provision for Income Taxes

The Corporation recognized income taxes of $2.6 million during the third quarter of 2023 compared to $2.7 million income, during the comparable quarter in 2022. The provision for income taxes for the third quarter of 2023 reflects an effective combined Federal and state tax rate (ETR) of 22.2% compared to an ETR of 20.9% for the comparable period of 2022. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Low-income housing tax credits were $3 thousand and $70 thousand for the three months ended September 30, 2023 and 2022, respectively.

Nine Months ended September 30, 2023, compared to Nine Months ended September 30, 2022

Executive Summary

Net income for the nine months ended September 30, 2023, was $27.6 million compared to $25.6 million for the comparable period in 2022, an increase of $2.0 million, or 8.0%. Basic and diluted earnings per share for the nine month period in 2023 was $3.24 and $3.23, respectively, and $2.95 for both basic and diluted earnings per share for the comparable period of last year. The higher net income for the nine months ended September 30, 2023 was driven primarily by increases in net interest income and other income partially offset by an increase in total other expenses.

Net Interest Income

Net interest income totaled $66.8 million for the nine months ended September 30, 2023 compared to $59.4 million for the comparable period of last year, an increase of $7.5 million, or 12.5%. The increase in net interest income was primarily a result of growth in higher-yielding interest earning assets coupled with higher interest rates. The FTE net interest margin for the first nine months of 2023 was 4.11%, a 96 basis points increase from 3.15% for the comparable period of last year. Year-to-date, PPP fees and purchase accounting accretion totaled $832 thousand compared to $2.8 million for the comparable period of the prior year. PPP fees were $8 thousand for the nine months ended September 30, 2023 compared to $1.3 million for the comparable period of the prior year.

Average earning assets declined year-over-year driven primarily by cash balances decreasing attributed to anticipated deposit outflows as market rates increased in 2022 and 2023. Given ACNB’s funding level, Management continued to restrain deposit rates despite an increase in market interest rates and an increase in rates by competitors. As a result, average deposits declined year-over-year as customers continued to seek higher yielding alternative deposit and investment products. However, interest income increased by $9.2 million for the nine months ended September 30, 2023 compared to the comparable period of last year driven by higher interest rates and a shift into higher yielding assets. The average yield on earnings assets increased to 4.39% for the nine months ended September 30, 2023 compared to 3.29% for the comparable period of the prior year, an increase of 110 basis points. Interest expense increased by $1.8 million for the nine months ended September 30, 2023 compared to the comparable period of the prior year driven by an increase in short-term and long-term borrowings. The average rate paid on interest-bearing deposits was 0.17% for the nine months ended September 30, 2023, an increase of 2 basis points as compared to 0.15% for the comparable period of last year. The average rate paid on total borrowings was 3.33% for the nine months ended September 30, 2023, an increase of 161 basis points from the comparable period last year.

Provision for Credit Losses and Unfunded Commitments

Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the first nine months of 2023 was $74 thousand, and the provision for unfunded commitments was $226 thousand compared to no provision for the comparable period of the prior year. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Other Income

Total other income was $17.5 million for the nine months ended September 30, 2023, an increase of $1.1 million, or 6.7%, from the first nine months of 2022. At the Corporation’s wholly-owned insurance subsidiary, ACNB Insurance Services, Inc., commissions from insurance sales increased $934 thousand, or 14.5%, to $7.4 million during the period primarily due to the acquisition of the business and assets of the Hockley & O’Donnell Agency in the first quarter of 2022 and higher contingent income. Earnings on bank-owned life insurance increased by $347 thousand, or 33.0%, driven primarily by additional purchases of insurance with a cash surrender value of $12.2 million during the second half of 2022. Income from fiduciary, investment management and brokerage activities totaled $2.8 million for the nine months ended September 30, 2023, as compared to $2.4 million for the first nine months of 2022, a $323 thousand, or 13.2%, increase driven primarily by strong market returns and new business generation. A $22 thousand net loss on equity securities was recognized during the first nine months of 2023 compared to a $345 thousand net loss during the first nine months of 2022. A net loss of $739 thousand was recognized on the sales of securities during the first nine months of 2023, compared to no securities sold during the first nine months of 2022. Income from mortgage loans held for sale decreased by $437 thousand, or 93.4%, due to less mortgage activity as a result of an increase in the current rate environment and the strategic decision to retain more mortgage production.

Other Expenses

Other expenses for the nine months ended September 30, 2023 were $48.9 million an increase of $5.3 million, or 12.1%, from the first nine months of 2022. The increase was driven primarily by increases in salaries and employee benefits, other operating, professional services, marketing and corporate relations and equipment expenses. Salaries and employee benefits increased $4.1 million, or 15.8%, when comparing the first nine months of 2023 to the comparable period of the prior year. The increase in salaries and employee benefits expense was driven primarily by a $750 thousand partial reversal of incentive compensation in the first quarter of 2022, higher incentive compensation accrual for 2023 of $277 thousand, a reversal of $484 thousand of net deferred loan expense in the first quarter of 2022 as well as an increase in stock-based compensation expense of $539 thousand, an increase in pension expense of $470 thousand, an increase in the Bank’s salary continuation plan expense of $317 thousand and a general increase in base wages due to merit increases and the acquisition of Hockley & O’Donnell Agency in the first quarter of 2022. Other operating increased $679 thousand, or 15.3%, driven primarily by a loss of $142 thousand as a result of writing off an investment in a title agency, a $131 thousand of increased loan-related and general purpose insurance costs, an increase in costs for the Bank’s internet banking activity costs of $109 thousand, an increase of $118 thousand in director-related fees, and a mark-to-market loss of $66 thousand related to an SBIC fund. Professional services expense totaled $1.6 million during the first nine months of 2023 compared to $1.3 million for the comparable period of the prior year, an increase of $272 thousand or 20.5%. The increase in professional expenses was a result of additional expenses related to the transition of the Corporation’s independent audit firm, higher expenses for third-party consulting services for various projects within the organization, higher expenses for employee recruiting and increased legal fees. Marketing and corporate relations expenses were $472 thousand for the first nine months of 2023 compared to $227 thousand for the comparable period of last year. The increase was driven by $248 thousand expenses related to the rebranding of ACNB Bank’s Maryland banking divisions. Equipment expense increased by $218 thousand, or 4.8%, driven primarily by increases in third-party vendor software costs related to the Bank’s new loan origination system that was implemented in late 2022. FDIC and regulatory costs increased $134 thousand, or 16.8%, due to the timing of expense recognition.

Provision for Income Taxes

The Corporation recognized income taxes of $7.5 million, during the first nine months of 2023, compared to $6.6 million during the comparable period of 2022. The provision for income taxes for the first nine months of 2023 reflects an effective combined ETR of 21.4% compared to an ETR of 20.5% for the comparable period of 2022. Any variances from the federal statutory rate of 21% in the respective periods are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Low-income housing tax credits were $11 thousand and $211 thousand for the nine months ended September 30, 2023 and 2022, respectively.

FINANCIAL CONDITION

Assets totaled $2.4 billion at September 30, 2023 compared to $2.5 billion at December 31, 2022. The decrease from December 31, 2022 was driven primarily by a reduction in cash and cash equivalents to fund loan growth and deposit outflows driven by customers continuing to seek higher yielding alternative deposit and investment products as market interest rates rose during 2022 and 2023 and a reduction in available for sale securities due to general balance sheet and interest rate risk management. Total loans outstanding were $1.6 billion at September 30, 2023 compared to $1.5 billion at December 31, 2022. Loans increased by $77.4 million, or 5.0%, from December 31, 2022 to September 30, 2023, primarily from strong organic loan growth in 2023. Total securities were $501.1 million at September 30, 2023 compared to $620.3 million at December 31, 2022, a decrease of 19.2%. Total deposits were $2.0 billion at September 30, 2023. Deposits decreased by $247.6 million, or 11.3%, since December 31, 2022. Total borrowings were $153.4 million at September 30, 2023. Total borrowings increased by $90.4 million or 143.7%, since December 31, 2022 to fund deposit outflows and loan growth.

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

At September 30, 2023, the securities balance included a net unrealized loss on available for sale securities of $59.7 million, net of taxes, on amortized cost of $510.8 million versus a net unrealized loss of $52.7 million, net of taxes, on amortized cost of $617.6 million at December 31, 2022. The change in fair value of available for sale securities was a result of an increase in market interest rates in 2022 and 2023. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained strong.

At September 30, 2023, the securities balance included held to maturity securities with an amortized cost of $64.6 million and a fair value of $53.8 million as compared to an amortized cost of $65.0 million and a fair value of $58.1 million at December 31, 2022. These balances include unamortized, unrealized losses of $3.0 million and $3.9 million as of each respective period end which resulted from the transfer of approximately $39.7 million securities from available for sale to held to maturity during the second quarter of 2022.

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

Loans

Loans outstanding increased by $77.4 million, or 5.0%, from December 31, 2022 to September 30, 2023. The increase in loans is largely attributable to growth in the commercial lending portfolio. Total commercial loans increased $51.9 million, or 4.8%, as compared to December 31, 2022. Commercial loans are spread among diverse categories that include municipal governments/school districts, commercial real estate, commercial real estate construction, and commercial and industrial. Residential real estate mortgage lending increased by $22.2 million, or 6.1%, as compared to December 31, 2022.

Most of the Corporation’s lending activities are with customers located within the Bank’s market area of southcentral Pennsylvania and northern Maryland. Non-owner occupied commercial real estate represented 60.4% of the commercial real estate portfolio. These borrowers are geographically dispersed throughout ACNB’s marketplace and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general. ACNB does not originate or hold Alt-A or subprime mortgages in its loan portfolio. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses and Asset Quality

The allowance for credit losses at September 30, 2023, was $19.3 million, or 1.19% of total loans as compared to $17.9 million, or 1.16% of loans, at December 31, 2022. As of January 1, 2023, upon adoption of ASU 2016-13, the allowance for credit losses was $19.5 million, or 1.27% of total loans. The increase from year-end was primarily driven by the adoption of CECL as shown in the table below. For more information please see Note 8 — “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Changes in the allowance for credit losses were as follows:

In thousands	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance – January 1	$17,861	$19,033
Impact of CECL adoption	1,618	—
Provision for credit losses	74	—
Recoveries on charged-off loans	100	114
Loans charged-off	(389)	(1,286)
Ending balance	$19,264	$17,861

Loans past due 90 days and still accruing were $1.0 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. Nonaccrual loans totaled $2.5 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively.

Information on nonaccrual loans, by collateral type rather than loan class, at September 30, 2023, as compared to December 31, 2022, is as follows:

Dollars in thousands	Number of Credit Relationships	Balance	Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2023
Owner occupied commercial real estate	7	$1,884	$181	$—	In market	2012 - 2020
Commercial and industrial	3	470	368	—	In market	2017 - 2018
Home equity line of credit	1	195	—	—	In market	2017
Total	11	$2,549	$549	$—

December 31, 2022
Owner occupied commercial real estate	5	$1,772	$192	$—	In market	2012 - 2019
Investment/rental residential real estate	1	101	—	—	In market	2016
Commercial and industrial	2	781	628	—	In market	2017 - 2018
Total	8	$2,654	$820	$—

All nonaccrual loans are to borrowers located within the market area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual individually evaluated loans were originated by ACNB’s banking subsidiary.

Premises and Equipment

On January 12, 2022, ACNB Bank announced plans to build a full-service community banking office to serve the Upper Adams area of Adams County, PA. The Upper Adams Office opened in October 2022 and, as a result, three community banking offices were consolidated into the new community banking office. Two of the former community banking offices were subsequently transferred to Assets Held for Sale at fair market value. Also, as part of the Bank’s branch optimization program, in the third quarter of 2022, the Bank announced the planned closure of three additional community banking offices effective December 2022. As a result, two of the former community banking offices were transferred to Assets Held for Sale at fair market value. During the nine months ended September 30, 2023, the Bank sold four community banking offices for a net gain on sale of $337 thousand which was recorded as a gain on assets held for sale.

Foreclosed Assets Held for Resale

The carrying value of real estate acquired through foreclosure was $467 thousand which was comprised of one property at September 30, 2023. This same property was recorded in foreclosed assets held for resale as of December 31, 2022. All acquired properties are actively marketed.

Deposits

ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2.0 billion as of September 30, 2023. Deposits decreased by $247.6 million, or 11.3%, from December 31, 2022, to September 30, 2023. The decrease in deposits were in both non-interest bearing and interest bearing deposits, as a result of customers seeking higher yielding alternative investment or deposit products as market interest rates rose during 2022 and 2023 and management’s continued strategy of discipline deposit rate structure. Historically, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. Despite the decline in deposits in 2023, the loan-to-deposit ratio was 82.81% at September 30, 2023.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Given the Corporation’s funding level, the Corporation continued to restrain deposit rates despite an increase in market interest rates and increases in rates by competitors. Interest bearing deposit costs for the third quarter of 2023 were 0.26% compared to 0.14% for the third quarter of 2022. The ratio of uninsured and non-collateralized deposits to total deposits was approximately 17.4% at September 30, 2023.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2023, short-term Bank borrowings were $33.1 million, as compared to $42.0 million at December 31, 2022. Securities sold under repurchase agreements are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to year-end 2022, securities sold under repurchase agreements balances decreased by $8.8 million, or 21.1%, due to changes in the cash flow position of ACNB’s commercial and local government customer base and competition from non-bank sources. There were no short-term FHLB borrowings at September 30, 2023 and December 31, 2022. Short-term FHLB borrowings are used to even out Bank funding from seasonal and daily fluctuations in the deposit base.

Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $120.3 million at September 30, 2023, versus $21.0 million at December 31, 2022. During 2023, the bank borrowed $100.0 million from the FHLB at a weighted average fixed rate of 4.63% for a weighted average term of 3.88 years to fund deposit outflows and loan growth. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining its “well-capitalized” regulatory position in relationship to its risk exposure. Please refer to the Risk-Based Capital section below for more information on the Corporation’s capital ratio.

The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first nine months of 2023, ACNB earned $27.6 million and paid dividends of $7.2 million for a dividend payout ratio of 25.94%. Comparatively, during the first nine months of 2022, ACNB earned $25.6 million and paid dividends of $6.7 million for a dividend payout ratio of 26.35%.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of September 30, 2023, 47,228 shares of common stock have been repurchased under this new plan.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the nine months ended September 30, 2023, 16,580 shares were issued under this plan with proceeds in the amount of $543 thousand and during the nine months September 30, 2022, 16,226 shares were issued under this plan with proceeds in the amount of $535 thousand.

On March 30, 2021, the Corporation issued $15.0 million of subordinated debt in order to pay off existing higher rate debt, to potentially repurchase ACNB common stock and to use for inorganic growth opportunities. Otherwise, the $15.0 million of subordinated debt qualifies as Tier 2 capital at the Holding Company level, but can be transferred to the Bank where it qualifies as Tier 1 Capital. The debt has a 4.00% fixed-to-floating rate and a stated maturity of March 31, 2031. The debt is redeemable by the Corporation at its option, in whole or in part, on or after March 30, 2026, and at any time upon occurrences of certain unlikely events such as receivership, insolvency, or liquidation of ACNB or ACNB Bank.

The Corporation has trust preferred subordinated debt that was assumed by ACNB Corporation through the acquisition of Frederick County Bancorp, Inc. (FCBI). FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the trust preferred subordinated debt is adjusted quarterly to 163 basis points over the three-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus applicable tenor spread adjustment. On September 15, 2023 the most recent interest rate reset date, the interest rate was adjusted to 7.30% for the period ending December 14, 2023. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt qualifies as Tier 1 capital.

ACNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on ACNB. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, ACNB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of September 30, 2023, and December 31, 2022, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.

Regulatory Capital

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance effective January 1, 2014. The final rules call for the following capital requirements:

•a minimum ratio of common Tier 1 capital to risk-weighted assets of 4.50%;

•a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%;

•a minimum ratio of total capital to risk-weighted assets of 8.00%; and,

•a minimum leverage ratio of 4.00%.

In addition, the final rules established a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets applicable to all banking organizations.

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

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (CBLR) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10.0 billion, and limited amounts of off-balance sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9.00% (subsequently reduced to 8.00% as a COVID-19 relief measure). Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Corporation has performed changes to capital adequacy and reporting requirements within the quarterly Call Report, and it opted out of the CBLR framework.

The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes[1]	To Be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2023
Tier 1 leverage ratio (to average assets)
ACNB Corporation	11.97%	4.00%	N/A
ACNB Bank	11.16%	4.00%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)
ACNB Corporation	15.30%	4.50%	N/A
ACNB Bank	14.99%	4.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	15.59%	6.00%	N/A
ACNB Bank	14.99%	6.00%	8.00%
Total risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	17.49%	8.00%	N/A
ACNB Bank	16.04%	8.00%	10.00%
December 31, 2022
Tier 1 leverage ratio (to average assets)
ACNB Corporation	9.91%	4.00%	N/A
ACNB Bank	9.50%	4.00%	5.00%
Common Tier 1 capital ratio (to risk-weighted assets)
ACNB Corporation	15.00%	4.50%	N/A
ACNB Bank	14.68%	4.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	15.36%	6.00%	N/A
ACNB Bank	14.68%	6.00%	8.00%
Total risk-based capital ratio (to risk-weighted assets)
ACNB Corporation	17.32%	8.00%	N/A
ACNB Bank	15.76%	8.00%	10.00%

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

At September 30, 2023, ACNB’s banking subsidiary could borrow approximately $845.5 million from the FHLB, of which $745.2 million was available. At September 30, 2023, ACNB’s banking subsidiary could borrow approximately $3.6 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of investment securities held in a joint-custody account under the Bank’s name.

1 Ratios do not include capital conservation buffer.

A new Federal Reserve lending facility, named the Bank Term Funding Program, was enacted in March 2023 that provides banks the ability to borrow on the par value of certain investment securities used to collateralize the account. As of September 30, 2023, ACNB’s banking subsidiary could borrow approximately $169.0 million from the Bank Term Funding Program, of which the full amount was available.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of September 30, 2023, Fed Funds line capacity at the banking subsidiary was $132.0 million, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with normal terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise and did not have any outstanding balance as of September 30, 2023. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The line of credit remains at full capacity as of September 30, 2023.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $33.1 million and $42.0 million at September 30, 2023, and December 31, 2022, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2023, the Corporation had unfunded outstanding commitments to extend credit of $423.4 million and outstanding standby letters of credit of $22.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2023, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There are no material changes in risk factors as previously disclosed in the Form 10-K except as described below.

CALENDAR YEAR 2023 NEGATIVE DEVELOPMENTS AFFECTING THE BANKING INDUSTRY, INCLUDING BANK FAILURES OR CONCERNS REGARDING LIQUIDITY, HAVE ERODED CUSTOMER CONFIDENCE IN THE BANKING SYSTEM AND MAY HAVE A MATERIAL ADVERSE EFFECT ON THE CORPORATION.

During 2023 events impacting the banking industry, including the high-profile failures or instability of certain banking institutions, have resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This has resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact the Corporation’s own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, these recent events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on the Corporation’s business, financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2023, there were no issued or outstanding shares of preferred stock.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. The ACNB Corporation 2009 Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019. No further shares may be issued under this plan and the remaining 174,055 shares were transferred to the ACNB Corporation 2018 Omnibus Stock Incentive Plan. As of September 30, 2023, there were 100,746 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 473,309. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. During the quarter ended September 30, 2023, 46,378 shares of common stock had been repurchased under this new plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31, 2023	—	$—	850	254,725
August 1 - August 31, 2023	20,444	33.35	21,294	234,281
September 1 - September 30, 2023	25,934	32.69	47,228	208,347

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

On August 10, 2023, ACNB Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker was authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act), and commenced on September 16, 2023. The shares were to be purchased pursuant to the Corporation’s common stock repurchase program, as previously announced on October 24, 2022, and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.

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

ACNB CORPORATION (Registrant)

Date:	November 3, 2023	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)