Form 10-K
period 2023-12-31
ACNB CORP
filed 2024-03-14
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2023, was approximately $274.1 million.
The number of shares of the registrant’s common stock outstanding on March 8, 2024, was 8,505,311.
Documents Incorporated by Reference
Portions of the registrant’s 2024 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

Glossary
ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
AFS	Available for Sale
AI	Artificial Intelligence
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
BSA	Bank Secrecy Act
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flow
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCB	Frederick County Bank
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act of 1999
Hockley & O’Donnell	Hockley & O’Donnell Insurance Agency, LLC
HTM	Held to Maturity
JOBS Act	Jumpstart Our Business Startups Act
LGD	Loss Given Default
Market Area	Southcentral Pennsylvania and Northern Maryland
MSA	Metropolitan statistical area
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
NWSB	New Windsor State Bank
OBS	Off-Balance Sheet
PCD	Purchased credit-deteriorated
PD	Probability of Default
Purchasers	Institutional accredited investors and qualified institutional buyers
ROU	Right of Use
SBIC	Small Business Investment Company

SEC	Securities and Exchange Commission
SOA	Sarbanes-Oxley Act of 2002
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
TDR	Trouble Debt Restructuring
USA Patriot Act	USA PATRIOT ACT OF 2001

PART I

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s Market Areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties, and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; effects of governmental and fiscal policies, as well as legislative and regulatory changes; banking system instability caused by failures and continuing financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any similar standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s Market Areas; failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS
ACNB CORPORATION
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and ACNB Insurance Services, formerly Russell Insurance Group, Inc., Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 26 community banking offices and three loan offices located in the Pennsylvania counties of Adams, Cumberland, Franklin, Lancaster and York and the Maryland counties of Baltimore, Carroll, and Frederick. ACNB Insurance Services, the Corporation’s insurance subsidiary, is a full-service agency licensed to do business in 46 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania.
ACNB Corporation was formed in 1982, then became the bank holding company for ACNB Bank (formerly Adams County National Bank) in 1983. The Corporation purchased ACNB Insurance Services (formerly Russell Insurance Group, Inc.), its insurance subsidiary, in 2005. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland. On February 28, 2022, ACNB Insurance Services, completed the acquisition of the business and assets of Hockley & O’Donnell, located in Gettysburg, PA.
ACNB’s major source of unconsolidated operating funds is dividends that it receives from its subsidiaries. ACNB’s unconsolidated expenses consist principally of interest expense on long-term borrowings and general expenses related to corporate governance. Dividends that ACNB pays to stockholders consist of dividends declared and paid to ACNB by the subsidiary bank, ACNB Bank.
ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.
The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal Market Areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll County and Frederick County, Maryland, in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2023, ACNB Bank had total assets of $2.4 billion, total loans, net of unearned of $1.6 billion, total deposits of $1.9 billion, and total equity capital of $258.7 million. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. As of December 31, 2023 the Bank has a total of 26 community banking offices. The Bank serves its local marketplace in Pennsylvania thru 17 community banking offices, including 10 offices in Adams County, five offices in York County, one office in Cumberland County, and one office in Franklin County. In Maryland the Bank serves its local marketplace via a network of nine community banking offices including five located in Carroll County and four located in Frederick County. There are also loan production offices located in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland. Effective January 1, 2023, NWSB Bank and FCB Bank, formally adopted the ACNB Bank name and brand identity in the counties of Carroll and Frederick in northern Maryland, respectively. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The FDIC, as provided by law, insures the Bank’s deposits.
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

A trust is a legal fiduciary agreement whereby ACNB Bank, through its Trust & Investment Services function, is named as trustee of financial assets. As trustee, the Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Bank Trust & Investment Services. One purpose of having a will is to name an executor to settle the estate. ACNB Bank has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management were $384.1 million at December 31, 2023.
The Bank through its ACNB Wealth Management function also offers retail brokerage services through a third-party provider. This third-party provider is a broker/dealer, unaffiliated with ACNB Bank. At December 31, 2023, total assets under management with the broker/dealer were $255.3 million.
NONBANKING SUBSIDIARY
ACNB Insurance Services
ACNB Corporation’s wholly-owned subsidiary, ACNB Insurance Services, is a full-service insurance agency, licensed to do business in 46 states that offers a broad range of property, casualty, health, life and disability insurance to both commercial and individual clients. Based in Westminster, Maryland, ACNB Insurance Services, has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. On February 28, 2022, ACNB Insurance Services completed its acquisition of the business and assets of Hockley & O’Donnell, located in Gettysburg, Pennsylvania. ACNB Insurance Services operates additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. Total assets of ACNB Insurance Services as of December 31, 2023, were $19.7 million.
ACNB Insurance Services is managed separately from the banking and related financial services that the Corporation offers and is reported as a separate operating segment. Financial information on this segment is included in Note 19 — “Segment and Related Information” in the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,”
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s major operations are in the more rural and small town areas of the Harrisburg-Carlisle MSA and the York-Hanover MSA in Pennsylvania, along with all of Adams County, Pennsylvania, parts of Franklin County, Pennsylvania, and all of Carroll County and Frederick County, Maryland. Major types of employers include those focused on manufacturing, education, healthcare, agriculture, tourism, and transportation/warehousing, as well as local governments. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. Unemployment figures in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2023 averaged 2.58% in the subsidiary bank’s six-county marketplace, while it was 2.88% overall in Pennsylvania and Maryland, and 3.63% in the United States.
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
GRAMM-LEACH-BLILEY ACT OF 1999 — The Gramm-Leach-Bliley Act of 1999 eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, the GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the Bank Holding Company Act to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are: financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or, complementary to financial activities if the Federal Reserve determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general.
REGULATION W — Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act, and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. ACNB Corporation and ACNB Insurance Services are considered to be affiliates of ACNB Bank.
USA PATRIOT ACT OF 2001 — In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
SARBANES-OXLEY ACT OF 2002 — In 2002, the Sarbanes-Oxley Act of 2002 became law. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities law.
The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act.
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
BANK SECRECY ACT — Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10 thousand or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10 thousand and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA, or for filing a false or fraudulent report.
The Bank Secrecy Act, as amended by the USA Patriot Act, imposes obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. Since 2018, the Bank has complied with the new Customer Due Diligence Rule, which clarified and strengthened the existing obligations for identifying new and existing customers and includes risk-based procedures for conducting ongoing customer due diligence. All financial institutions are also required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Corporation’s banking subsidiary has a BSA and USA Patriot Act compliance program commensurate with its risk profile and appetite.
DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT — In 2010, Dodd-Frank was signed into law. Dodd-Frank was intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:

Holding Company Capital Requirements
Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness. For further information, please refer to Regulatory Capital Requirements in Management’s Discussion and Analysis.
Deposit Insurance
Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250 thousand per depositor. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.
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
Consumer Financial Protection Bureau
Dodd-Frank created the independent federal agency called the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal

Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
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
COMMUNITY REINVESTMENT ACT OF 1977 — Under the Community Reinvestment Act of 1977, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low- and moderate-income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating like “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 — The FDICIA requires that institutions be classified, based on their risk-based capital ratios, into one of five defined categories as follows and as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized.

	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	≥10.0%	≥8.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥6.0%	≥4.0%
Undercapitalized	<8.0%	<6.0%	≥4.0%
Significantly undercapitalized	<6.0%	<4.0%	<3.0%
Critically undercapitalized			<2.0%
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
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $50 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements which remain in effect:

•A minimum ratio of common equity Tier 1 capital to total risk-weighted assets of 4.5%.
•A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%.
•A minimum ratio of total capital ratio of total capital to total risk-weighted assets of 8.0%.
•A minimum leverage ratio of Tier 1 capital to average total consolidated assets of 4.0%.
A discussion of how these capital rules affect ACNB Corporation appears under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
JUMPSTART OUR BUSINESS STARTUPS ACT — In 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:
•Raising the threshold requiring registration under the Exchange Act for banks and bank holding companies from 500 to 2,000 holders of record;
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
•Allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and,

•Creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering and complying with public company reporting obligations for up to five years.
To date, the JOBS Act has not had an immediate application to the Corporation, and has had no material impact to the Corporation, its assets or its operations. Management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.
Dividends
ACNB is a legal entity separate and distinct from its subsidiary bank. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank and state laws effect dividends paid by ACNB’s insurance subsidiary. ACNB’s dividends to stockholders is governed by the Pennsylvania Business Corporation Law. For further information, please refer to Regulation of Bank below and Note 14 — “Regulatory Matters”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.
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
The Pennsylvania Department of Banking and Securities, which has primary supervisory authority over banks chartered in Pennsylvania, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. The subsidiary bank is also subject to examination and supervision by the FDIC for safety and soundness, as well as consumer compliance. These examinations and supervision are designed for the protection of the subsidiary bank’s depositors rather than ACNB’s stockholders. The subsidiary bank must file quarterly and annual reports to the Federal Financial Institutions Examination Council, or FFIEC.
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
AVAILABLE INFORMATION
The Corporation maintains a website on the Internet at investor.acnb.com. The Corporation makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. This reference to the Corporation’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Corporation’s Internet address is not part of this Form 10-K or any other report filed by the Corporation with the SEC. The Corporation’s SEC filings can also be obtained on the SEC’s website on the Internet at https://www.sec.gov.
EMPLOYEES
As of December 31, 2023, ACNB had 413 full-time equivalent employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel.
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

On February 28, 2022, ACNB Insurance Services, the wholly owned insurance subsidiary of ACNB Corporation, acquired the business and assets of Hockley & O’Donnell, located in Gettysburg, Pennsylvania. The purchase price was $7.8 million and was funded with all cash and no additional contingent payments were required.

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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes and volatility in interest rates on ACNB’s results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2023, approximately 70% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB IS ALSO SUBJECT TO COMMERCIAL REAL ESTATE VOLATILITY.
The commercial real estate market nationally, regionally, and locally has recently been subject to increased levels of volatility. Many believe that commercial real estate in the commercial office sector is undergoing a fundamental transformation and change that started during the recent pandemic but also continues due to evolving workplace environments. These changes in the marketplace affect the demand for commercial office space which in turn may affect the credit status, profitability, and collectability, of existing and future commercial real estate office sector loans. As explained above in greater detail in the risk factor for Credit Risk, volatility and increases in non-performing loans could have an adverse impact on ACNB’s financial condition and results of operations.
ACNB’S ALLOWANCE FOR CREDIT LOSSES MAY BE INSUFFICIENT.
ACNB maintains an ACL, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. Management utilizes a variety of inputs in the calculation of its estimate, based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. Management’s use of a third-party service provider which provided historical loss data in the calculation of its CECL provision may not approximate its own historical loss data. Management’s ability to accurately forecast future losses under this methodology may be impaired by significant uncertainties such as:
•Surrounding rapid increases in inflation and interest rates, which have disrupted financial markets and adversely affected commercial real estate and other sectors in the economy.

•Related to the identification of the appropriate economic indicators.
•Related to the data utilized to build models and draw assumptions.
•Limitations related to the different sources of data: internal data, peer data, market data, macroeconomic data, geopolitical data, etc.
•Related to the need to make difficult and complex judgments that are often interrelated.
The allowance, in the judgment of management, is necessary to reserve for expected credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB’s control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review ACNB’s ACL and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the ACL, ACNB will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income, and possibly capital, and may have a material adverse effect on ACNB’s financial condition and results of operations.
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
THE BASEL III CAPITAL REQUIREMENTS OR OTHER REGULATORY CAPITAL STANDARDS OR CHANGES MAY REQUIRE ACNB TO MAINTAIN HIGHER LEVELS OF CAPITAL, WHICH COULD REDUCE ACNB’S PROFITABILITY.

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over future years and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory standards or changes could require additional capital to support the Corporation’s business risk profile prior to final implementation of the Basel III standards. If ACNB and the subsidiary bank are required to maintain higher levels of capital, ACNB and the subsidiary bank may have fewer opportunities to invest capital into interest-

earning assets, which could limit the profitable business operations available to ACNB and the subsidiary bank and adversely impact ACNB’s financial condition and results of operations.

ACNB’S OPERATIONS OF ITS BUSINESS, INCLUDING ITS TRANSACTIONS WITH CUSTOMERS, ARE INCREASINGLY DONE ELECTRONICALLY, AND THIS HAS INCREASED ITS RISKS RELATED TO CYBERSECURITY.

Increasingly, financial transactions are processed electronically, both by ACNB and its customers, via online, mobile, and cloud technologies. Operational systems are progressively becoming cloud-based. Conducting business in this environment depends on secure transmission and storage of data in digital form as well as procedures and systems to prevent or ensure the resiliency against system failures, interruptions or breaches in security. As a result, ACNB is exposed to the risk of cyber-attacks in the normal course of business, which may be perpetrated against ACNB, or its third-party service providers and its customers.

In general, cyber incidents can result from deliberate attacks or unintentional events. ACNB has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

ACNB maintains policies and procedures designed to prevent or limit the effects of possible security breaches of its information systems. However, the techniques used for cyber-attacks are becoming increasingly sophisticated, including the use of artificial intelligence, and there can be no assurance that preventive and detective measures are fail-safe.

While ACNB has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened material cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support ACNB’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.
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
IF ACNB CONCLUDES THAT THE DECLINE IN VALUE OF ANY OF ITS AFS OR HTM INVESTMENT SECURITIES HAVE CREDIT QUALITY ISSUES, ACNB IS REQUIRED TO WRITE DOWN THE VALUE OF AFS SECURITIES THROUGH A CHARGE TO EARNINGS AND BOOK A RESERVE TO THE ACL FOR HTM SECURITIES.
ACNB reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, ACNB is required to assess whether the decline is an impairment due to credit deterioration. If ACNB determines that the decline in value is impaired due to credit deterioration, it is required to write down the value of AFS securities through a charge to earnings and book a reserve for any HTM securities to the allowance for credit losses. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless ACNB intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in ACNB’s investment portfolio or a prolonged price decline may result in ACNB’s conclusion in future periods that a security is to be deemed impaired, which would require a charge to earnings to write down the security to fair value for AFS securities or book a reserve to the allowance for credit losses for HTM securities. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.
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
ACNB’S COMMUNICATIONS, INFORMATION, AND TECHNOLOGY SYSTEMS MAY EXPERIENCE A FAILURE, INTERRUPTION OR BREACH IN SECURITY.
ACNB relies heavily on communications, information, and technology systems to conduct its business. Any failure, interruption or breach in security of these systems at ACNB, or at its third-party service provider of these systems, could result in the reduced ability to operate effectively; disruption in service to its customers; or corruption, loss or compromise of confidential corporate or customer data. The risks are greater if the issue is extensive, long-lasting, or results in financial losses to its customers. Such failures, interruptions or breaches in security may arise from events such as severe weather, acts of vandalism, telecommunications outages, human error, or cyber-attacks.
These risks also arise to the extent ACNB’s third-party service providers experience failures, interruptions and breaches in security. ACNB is also exposed to the risk of a disruption at a common service provider used by ACNB’s third-party service providers. Even with attempts to diversify the reliance upon any one third-party, ACNB may not be able to mitigate the risk of its vendors’ use of common service providers.
While ACNB has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its communication, information, and technology systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although ACNB maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of these risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of ACNB’s communications, information, and technology systems could damage ACNB’s reputation adversely affecting customer or investor confidence, result in a loss of customer business, subject ACNB to additional regulatory scrutiny and possible regulatory penalties, or expose ACNB to civil litigation and possible financial liability, any of which could have a material adverse effect on ACNB’s financial condition and results of operations.
ACNB MAY USE AI IN ITS BUSINESS, AND CHALLENGES WITH PROPERLY MANAGING ITS USE COULD RESULT IN DISRUPTION OF ITS INTERNAL OPERATIONS, REPUTATIONAL HARM, COMPETITIVE HARM, LEGAL LIABILITY AND ADVERSELY AFFECT ACNB’S RESULTS OF OPERATIONS AND STOCK PRICE.
ACNB may incorporate AI solutions into platforms that deliver products and services to its customers, including solutions developed by third parties whose AI is integrated into its products and services. ACNB’s business could be harmed and it may be exposed to legal liability and reputational risk if the AI it uses is or is alleged to be deficient, inaccurate, or biased because the AI algorithms are flawed, insufficient, of poor quality, or reflect unwanted forms of bias, particularly if third party AI integrated with its platforms produces false or “hallucinatory” inferences.
Data practices by ACNB or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce. ACNB’s customers and potential customers may express adverse opinions concerning its use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If ACNB develops Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and may be costly. As a result, ACNB may need to increase the cost of its products and services which may make it less competitive, particularly if its competitors incorporate AI more quickly or successfully.
Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact ACNB’s ability to use and develop AI. ACNB is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect it but it is likely that compliance with such laws and regulations will increase its compliance costs and such increase may be substantial and adversely affect its results of operations. Furthermore, its use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.
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
MARKET VOLATILITY AND OTHER CONDITIONS AND FACTORS MAY HAVE MATERIALLY ADVERSE EFFECTS ON ACNB’S LIQUIDITY AND FINANCIAL CONDITION.
The capital and credit markets may experience extreme volatility and disruption. In the past, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. In addition, other conditions and factors that could materially adversely affect ACNB’s liquidity and funding including a lack of market or customer confidence in, or negative news about, ACNB or the financial services industry generally which also may result in a loss of deposits and/or negatively affect ACNB’s ability to access the capital markets; the loss of customer deposits to alternative investments; counterparty availability; interest rate fluctuations; general economic conditions; and the legal, regulatory, accounting and tax environments governing ACNB’s funding transactions. Many of the above conditions and factors may be caused by events over which ACNB has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. Further, ACNB’s customers may be adversely impacted by such conditions, which could have a negative impact on ACNB’s business, financial condition and results of operations.
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

THE SEVERITY AND DURATION OF A FUTURE ECONOMIC DOWNTURN AND THE COMPOSITION OF THE BANKING SUBSIDIARY’S LOAN PORTFOLIO COULD IMPACT THE LEVEL OF LOAN CHARGE-OFFS AND THE PROVISION FOR CREDIT LOSSES AND MAY AFFECT ACNB’S NET INCOME OR LOSS.
Lending money is a substantial part of ACNB’s business through its banking subsidiary. However, every loan that ACNB makes carries a certain risk of non-payment. ACNB cannot assure that its allowance for credit losses will be sufficient to absorb actual loan losses. ACNB also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for credit losses in the future.
Although ACNB evaluates every loan that it makes against its underwriting criteria, ACNB may experience losses by reasons of factors beyond its control. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of ACNB’s borrowers.
ACNB determines the adequacy of its ACL by considering various factors, including:
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
Although, based on the aforementioned procedures implemented by ACNB, management believes the current ACL is adequate, ACNB may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operations.
CHANGES IN REAL ESTATE VALUES MAY ADVERSELY IMPACT ACNB’S BANKING SUBSIDIARY LOANS THAT ARE SECURED BY REAL ESTATE.
A significant portion of ACNB’s banking subsidiary loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated in ACNB’s Market Area. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, and acts of nature. If real estate prices decline, particularly in ACNB’s Market Area, the value of the real estate collateral securing ACNB’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on ACNB’s financial condition and results of operations.

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
NEGATIVE DEVELOPMENTS AFFECTING THE BANKING INDUSTRY, INCLUDING BANK FAILURES OR CONCERNS REGARDING LIQUIDITY, HAVE ERODED CUSTOMER CONFIDENCE IN THE BANKING SYSTEM AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB.
During 2023, events impacting the banking industry, including the high-profile failures or instability of certain banking institutions, resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact ACNB’s own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, such events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on ACNB’s business, financial condition and results of operations.
ACNB’S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.
In the past, poor economic conditions and the resulting bank failures have increased and in the future may increase the costs of the FDIC and adversely impacted its Deposit Insurance Fund. Any additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB’s financial condition and results of operations.
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
A NEW ACCOUNTING STANDARD MAY REQUIRE ACNB TO INCREASE ITS ALLOWANCE FOR CREDIT LOSSES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The new CECL model became effective for ACNB on January 1, 2023, and for interim periods for that year. Under the CECL model, ACNB is required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it is probable a loss has been incurred. The adoption of the CECL model materially affected how ACNB determines the ACL. ACNB recognized a one-time cumulative-effect adjustment to the allowance for credit losses of $3.3 million as of January 1, 2023, the beginning of the first reporting period in which the new standard was effective.
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
REVENUES AND PROFITABILITY FROM ACNB’S INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY MARKET CONDITIONS AND COMPETITION, WHICH COULD REDUCE INSURANCE COMMISSIONS AND FEES EARNED.
The revenues of ACNB’s fee-based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products sold. Due to the cyclical nature of the insurance market and the impact of other market and macroeconomic conditions on insurance premiums, commission levels may vary. The reduction of these commission rates, along with general volatility and/or declines in premiums, may adversely impact ACNB’s profitability. The fee-based insurance business is extremely competitive. ACNB competes in the fee-based insurance business with regional and national companies many of which have greater resources than ACNB. This competition may adversely impact ACNB’s fee-based insurance business.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 1C - CYBERSECURITY

ACNB recognizes the critical importance of identifying, assessing and managing material risks from cybersecurity threats and is committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard its systems and data. Governance of cybersecurity risk is based on the Corporation’s Information Security Program and related policies and procedures, which are designed in conformance with industry standards and compliance with Section 39 of the Federal Deposit Insurance act and sections 501 and 505(b) of GLBA, and to protect the confidentiality, integrity and availability of its information assets. The Corporation’s Board of Directors is responsible for overseeing the development, implementation and maintenance of the Corporation’s overall information security standards. The Audit Committee of the Board of Directors has enterprise risk management oversight responsibilities, which includes information security. Information Security-related functions are performed by both ACNB Bank Risk Management and Technology Services personnel. The Information Security Committee is an ACNB Bank management committee which is responsible for providing oversight and direction for information security matters and standards and meets periodically throughout the year with minutes of their meetings provided to the Corporation’s Board of Directors. ACNB Bank’s Information Security Officer is responsible for managing and monitoring the Information Security Program, and is a part of the Risk Management department, which ultimately reports to the Chief Risk Officer. Additionally, the Information Security Program is supported by ACNB Bank’s Technology Services Department which is led by the Technology Services Manager who reports to the Chief Credit and Operations Officer.

The Information Security Program includes Information Security strategy, an incident response plan for incident management; access rights management; threat and vulnerability management; security training; risk and maturity assessments; security systems controls and standards; data use, reproduction, storage and destruction standards, intrusion prevention management, patch management, physical and environmental protections, encryption standards, malicious code prevention, intelligence sharing, and Information Security Monitoring, including architecture considerations, activity monitoring and condition monitoring. On an annual basis, Information Security-related risk assessments and a maturity analysis are performed and reported to the Board of Directors or the Board Audit Committee. Risks from cybersecurity threats associated with use of third-party service providers are addressed as part of the vendor management program, in initial and ongoing assessment of service providers. Information Security training is conducted for both employees and the Board of Directors annually. Training includes sharing educational communications to increase employee awareness of cybersecurity risks.

ACNB engages independent third-party assessors and auditors in connection with its information security program, including to conduct external and internal penetration testing and internal vulnerability scanning, independent audits and risk assessments. Technology Services personnel perform internal security practices, including periodic internal vulnerability scanning using commercial software tools and follow-up with corrective measures as required, monitoring for unauthorized access attempts, uses dynamically updated Endpoint Security for anti-malware, and deploying dynamically updated firewalls to protect against unknown actors. The Information Security Officer performs monthly phishing exercises with the reporting of results to the Information Security Committee and an annual summary of results to the Audit Committee. ACNB Bank also utilizes third-party service providers in the ordinary course of business. As part of ACNB Bank’s management program, initial and ongoing information security due diligence is reviewed and assessed on ACNB Bank’s service providers as appropriate, based on level of access to, storage of and processing of corporate and customer confidential information. Such due diligence may include review of service organization control reports and other independent testing, information security and incident response programs.

As a regulated financial institution, ACNB Bank is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation” included in Part I. Item 1 – Business of this report.

Although ACNB has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that ACNB will not experience such an incident in the future or the potential impact thereof. For additional information regarding the risk ACNB faces from cybersecurity threats, please see the risk factors titled “ACNB’s operations of its business, including its transactions with customers, are increasingly done via electronically, and this has increased its risks related to cybersecurity.” and “ACNB’s communications, information, and technology systems may experience a failure, interruption or breach in security.” included in Part I. Item 1A. – Risk Factors of this report.

ITEM 2—PROPERTIES
The Corporation’s main operations center is located in Gettysburg, Pennsylvania. There are 22 owned buildings, including Community Banking and Insurance offices, and 11 leased locations, including Community Banking and Loan Production offices.

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2023, there were no material pending legal proceedings, other than ordinary routine litigation incidental to and in the ordinary course of the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2023 and 2022, there were 20,000,000 shares of common stock authorized, 8,896,119 and 8,838,720 shares issued, respectively, and 8,511,453 and 8,515,120 shares outstanding, respectively. As of December 31, 2023, ACNB had approximately 2,388 stockholders of record. ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note 14 — “Regulatory Matters” and Note 17 — “Stockholders’ Equity” in the Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2023, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2023, there were no issued or outstanding shares of preferred stock.
On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2023, there were 255,764 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2023, there were 99,381 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 474,674. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of December 31, 2023, 61,066 common stock had been repurchased under this new plan.
The following table is a summary of the Corporation’s purchases of common stock during the fourth quarter of 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31, 2023	13,838	$32.66	61,066	194,509
November 1 - November 30, 2023	0	$—	61,066	194,509
December 1 - December 31, 2023	0	$—	61,066	194,509

On August 10, 2023, ACNB Corporation entered into an issuer stock repurchase agreement with an independent third-party broker under which the broker was authorized to repurchase the Corporation’s common stock on behalf of the Corporation, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act, and commenced on September 16, 2023. The shares were to be purchased pursuant to the Corporation’s common stock repurchase program, as previously announced on October 24, 2022, and in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act.
There have been no unregistered sales of stock in 2023 or 2022.

ITEM 6— [Reserved]

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources, and liquidity presented in its accompanying consolidated financial statements for ACNB Corporation, a financial holding company. Please read this discussion in conjunction with the consolidated financial statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.
EXECUTIVE OVERVIEW
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.
The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economy of the markets served, stock market conditions, as well as competitive forces within the markets. The Corporation also generates revenue through commissions and fees earned on various services and financial products offered to its customers and through gains on sales of assets, such as loans, investments and properties. The Corporation incurs expenses to generate the revenue through provision for credit losses, noninterest expense and income taxes.
The Corporation’s overall strategy is to increase loan growth in its local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. ACNB reported earnings of $31.7 million in 2023 impacted by the repositioning of the investment securities portfolio as announced on Form 8-K on December 15, 2023. ACNB completed a repositioning of the investment securities portfolio by selling $51.1 million in book value of available for sale investment securities for an after-tax loss of $3.5 million.
The following table presents a summary of the Corporation’s earnings and selected performance ratios for the years ended December 31:

(Dollars in thousands, except per share data)	2023	2022
Net income	$31,688	$35,752
Diluted earnings per share	$3.71	$4.15
Cash dividends declared	$1.14	$1.06
Return on average assets	1.32%	1.31%
Return on average equity	12.23%	14.35%
Net interest margin (1)	4.07%	3.36%
Non-performing assets to total assets	0.19%	0.17%
Net charge-offs to average loans outstanding	0.02%	0.08%
Allowance for credit losses to total loans	1.23%	1.16%
————————————————
(1) Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
CECL Adoption
On January 1, 2023, the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326. See Note 1 — “Summary of

Significant Accounting Policies” in the Notes to Consolidated Financial Statements for detailed information.
Summary Financial Results for the year ended December 31, 2023
•Net Income - Net income was $31.7 million, a $4.1 million, or 11.4%, decrease compared to $35.8 million for the same period in 2022. The decrease was driven primarily by the loss on the repositioning of the investment securities portfolio in 2023.
•Net Interest Income - Net interest income was $88.3 million in 2023 compared to $83.4 million in 2022, an increase of $4.9 million, or 5.9%, driven primarily by higher interest rates.
◦Net Interest Margin - The Corporation’s FTE net interest margin increased to 4.07% in 2023 compared to 3.36% in 2022, an increase of 71 basis points.
◦Yield on Average Interest-earning Assets - 4.45% for 2023, an increase of 95 basis points compared to the same period of 2022.
◦Loan Growth - Average loans grew $67.3 million, or 4.5%, compared to the same period of 2022. The growth was largely driven by increases in commercial real estate and residential mortgages.

◦Deposit Decline - Average interest-bearing deposits decreased $266.3 million, or 15.4%, compared to the same period of 2022. During the same period, average noninterest-bearing deposits decreased $65.8 million, or 10.8%. ACNB Bank restrained deposit rates for the majority of 2023 despite an increase in market interest rates and an increase in rates by competitors. As a result, total deposits declined during 2023 as customers sought higher yielding alternative deposit and investment products.
•Asset Quality - Asset quality metrics continue to be stable. The provision for credit losses was $860 thousand and the provision for unfunded commitments was a reversal of $16 thousand for the year ended December 31, 2023 compared to no provision for credit losses or unfunded commitments for the year ended December 31, 2022. Non-performing loans were $4.2 million, or 0.26%, of total loans at December 31, 2023 compared to $3.9 million, or 0.25%, of total loans at December 31, 2022. The increase in the provision for credit losses for the year ended December 31, 2023 and non-performing loans at December 31, 2023 compared to the prior was primarily driven by one commercial and industrial relationship and was not indicative of a general weakness in the overall loan portfolio. Annualized net charge-offs for the year ended December 31, 2023 were 0.02% of total average loans compared to 0.08% for the year ended December 31, 2022.
•Noninterest income - Noninterest income was $18.4 million and $21.8 million in 2023 and 2022, respectively. The decrease was driven primarily by the net loss on sales of securities as a result of the repositioning of the investment securities portfolio in 2023. The decrease was partially offset by higher insurance commissions and wealth management income in 2023 compared to 2022.
•Noninterest expenses - Noninterest expenses increased to $66.1 million, or by 9.6%, in 2023, as compared to $60.3 million in 2022. The increase was driven primarily by higher salary and employee benefits expense, other expense, marketing and corporate relations, FDIC and regulatory and professional services, partially offset by decreases in several expense categories.
A more thorough discussion of the Corporation’s results of operations and financial condition is included in the following pages.

CRITICAL ACCOUNTING POLICIES
The accounting policies that the Corporation’s management deems to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following accounting estimate is deemed to be critical by management:
Allowance for Credit Losses - The ACL represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

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

RESULTS OF OPERATIONS
Net Interest Income
The primary source of ACNB’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and interest-bearing deposits with banks. Interest-bearing liabilities include deposits and borrowings.
Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities. Interest income and yields are presented on a FTE basis. The discussion following this table is based on these tax-equivalent amounts.

The following table provides a comparative average balance sheet and net interest income analysis for the years ended December 31:

	2023			2022
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Loans:
Taxable	$1,499,635	$79,433	5.30%	$1,428,150	$68,898	4.82%
Tax-exempt	73,993	1,778	2.40	78,204	1,706	2.18
Total Loans (2)	1,573,628	81,211	5.16	1,506,354	70,604	4.69
Investment Securities:
Taxable	491,208	11,316	2.30	516,126	9,799	1.90
Tax-exempt	57,670	1,478	2.56	53,242	1,448	2.72
Total Investment Securities (3)	548,878	12,794	2.33	569,368	11,247	1.98
Interest-bearing deposits with banks	66,246	3,318	5.01	427,706	5,860	1.37
Total Earning Assets	2,188,752	97,323	4.45	2,503,428	87,711	3.50
Cash and due from banks	30,684			31,511
Premises and equipment	26,582			29,205
Other assets	165,175			175,492
Allowance for credit losses	(18,915)			(18,679)
Total Assets	$2,392,278			$2,720,957

LIABILITIES
Interest-bearing demand deposits	$569,357	$757	0.13%	$600,366	$749	0.12%
Money markets	283,918	1,192	0.42	346,498	342	0.10
Savings deposits	377,498	122	0.03	409,839	167	0.04
Time deposits	230,431	1,624	0.70	370,766	1,303	0.35
Total Interest-Bearing Deposits	1,461,204	3,695	0.25	1,727,469	2,561	0.15
Short-term borrowings	49,433	898	1.82	35,882	77	0.21
Long-term borrowings	78,262	3,727	4.76	24,814	986	3.97
Total Borrowings	127,695	4,625	3.62	60,696	1,063	1.75
Total Interest-Bearing Liabilities	1,588,899	8,320	0.52	1,788,165	3,624	0.20
Noninterest-bearing demand deposits	543,843			609,622
Other liabilities	442			74,096
Stockholders’ Equity	259,094			249,074
Total Liabilities and Stockholders’ Equity	$2,392,278			$2,720,957
Taxable Equivalent Net Interest Income		$89,003			$84,087
Taxable Equivalent Adjustment		(683)			(662)
Net Interest Income		$88,320			$83,425
Cost of Funds			0.39%			0.15%
FTE Net Interest Margin			4.07%			3.36%
————————————————
(1) Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
(2) Average balances include non-accrual loans and are net of unearned income.
(3) Average balance of investment securities is computed at fair value.

FTE net interest income totaled $89.0 million for the year ended December 31, 2023, compared to $84.1 million for the same period in 2022, an increase of $4.9 million, or 5.8%. Net interest income increased driven primarily by higher interest rates. The FTE net interest margin for 2023 was 4.07%, a 71 basis points increase from 3.36% for the comparable period of last year. Paycheck Protection Program fees and purchase accounting accretion for the year ended December 31, 2023 totaled $1.2 million compared to $3.8 million for the year ended December 31, 2022.

The following table analyzes the relative impact on net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates:

	2023 versus 2022
	Increase (decrease) due to changes in
(In thousands)	Volume	Yield/Rate (1)	Net
INTEREST INCOME:
Loans:
Taxable	$2,505	$8,030	$10,535
Tax-exempt	(148)	220	72
Total Loans (2)	2,357	8,250	10,607
Investment Securities:
Taxable	(873)	2,390	1,517
Tax-exempt	155	(125)	30
Total Investment Securities	(718)	2,265	1,547
Interest-bearing deposits with banks	(12,664)	10,122	(2,542)
Total Interest Income	$(11,025)	$20,637	$9,612
INTEREST EXPENSE:
Interest-bearing demand deposits	$(47)	$55	$8
Money markets	(95)	945	850
Savings deposits	(49)	4	(45)
Time deposits	(212)	533	321
Total Interest-Bearing Deposits	(403)	1,537	1,134
Short-term borrowings	20	801	821
Long-term borrowings	81	2,660	2,741
Total Borrowings	101	3,461	3,562
Total Interest Expense	(302)	4,998	4,696
Change in Net Interest Income	$(10,723)	$15,639	$4,916
————————————————
(1) The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
(2) Based on average balances and includes non-accrual loans and are net of unearned income.
FTE total interest income increased $9.6 million, or 11.0%, compared to 2022. ACNB experienced a $20.6 million increase in interest income due to an increase in the yield on interest earning assets partially offset by an $11.0 million decrease attributable to lower volume. FTE interest income on loans increased $10.6 million, or 15.0%, compared to 2022 primarily due to an increase of $8.3 million attributable to changes in the yield. The yield increased 47 basis points. Average loans increased $67.3 million, or 4.5%, contributing $2.4 million to the increase in FTE interest income. FTE interest income on investment securities increased $1.5 million, or 13.8%, due to an increase in the yield, partially offset by a lower volume of investment securities. The higher FTE interest income was partially offset by a decrease in interest income from interest-bearing deposits with banks of $2.5 million, or 43.4%. During 2022, additional cash retained was invested primarily at the Federal Reserve to maintain liquidity and due to the fact that investment securities yields were low during that period. During 2023, this additional cash retained was used to fund loan growth and to replace higher cost deposits that were strategically not retained by the Bank.
Total interest expense increased $4.7 million, or 129.6%, during 2023 compared to 2022. The increase was primarily due to a higher cost of funds. The rate on interest-bearing deposits increased 10 basis points during 2023. Interest expense increased $1.5 million as a result of the higher rates. The largest increases in rates were in time deposits and money markets which increased 35 and 32 basis points, respectively. The rates on total borrowings increased 187 basis points. The average balance of total borrowings increased $67.0 million, or 110.4%, to fund loan growth and deposit outflows during 2023.
Provision for Credit Losses and Unfunded Commitments
Based on the forward-looking metrics utilized within the CECL model, combined with the current market environment applied to the Bank’s loan portfolio, the provision for credit losses for the year ended December 31, 2023 was $860 thousand, and the provision for unfunded commitments was a reversal of $16 thousand compared to no provision for credit losses and unfunded commitments for the year ended December 31, 2022. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments. The provision during 2023 was primarily driven by one commercial and industrial relationship and was not indicative of a general weakness in the overall loan portfolio. For additional discussion of the provision and the associated loans, please refer to the Asset Quality section of this Management’s Discussion and Analysis.
Noninterest Income

			Increase (Decrease)
(In thousands)	2023	2022	$	%
NONINTEREST INCOME
Insurance commissions	$9,319	$8,307	$1,012	12.2%
Service charges on deposits	3,958	4,066	(108)	(2.7)
Wealth management	3,644	3,160	484	15.3
ATM debit card charges	3,348	3,322	26	0.8
Gain from mortgage loans held for sale	56	487	(431)	(88.5)
Earnings on investment in bank-owned life insurance	1,878	1,532	346	22.6
Net losses on sales or calls of securities	(5,240)	(234)	(5,006)	N/M
Net gains (losses) on equity securities	18	(298)	316	106.0
Net gains on sales of low-income housing partnership	—	421	(421)	(100.0)
Gain on assets held for sale	337	—	337	100.0
Other	1,127	1,044	83	8.0
Total Noninterest Income	$18,445	$21,807	$(3,362)	(15.4)%
Total noninterest income, excluding net losses on sales or call of securities, totaled $23.7 million in 2023 compared to $22.0 million in 2022, a $1.6 million, or 7.5% increase. On December 15, 2023, ACNB completed a repositioning of the investment securities portfolio by selling $51.1 million in book value of AFS debt securities, consisting of lower-yielding agency debt securities, for an estimated after-tax loss of $3.5 million.
Insurance commissions in 2023 increased $1.0 million, or 12.2%, compared to 2022 driven primarily by higher contingent income, organic growth and the full year contribution from the acquisition of the business and assets of Hockley & O’Donnell in early 2022.
Wealth management income for 2023 increased $484 thousand, or 15.3%, in comparison to 2022 driven primarily by strong market returns, greater sales activity and new business generation.
Gain from mortgage loans held for sale decreased $431 thousand, or 88.5%, as rising rates negatively impacted mortgage income, as well as management’s decision to portfolio certain residential mortgages.
Earnings on investment in bank-owned life insurance totaled $1.9 million, a $346 thousand, or 22.6%, increase compared to 2022. The increase was driven primarily by additional purchases of bank-owned life insurance in the third quarter of 2022, and to a lesser extent, a higher net annualized yield.
Net gains (losses) on equity securities were $18 thousand in 2023 compared to $298 thousand loss in 2022, a $316 thousand increase.

Noninterest Expenses

			Increase (Decrease)
(In thousands)	2023	2022	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$40,931	$35,979	$4,952	13.8%
Net occupancy	3,908	4,076	(168)	(4.1)
Equipment	6,514	6,612	(98)	(1.5)
Other tax	1,269	1,632	(363)	(22.2)
Professional services	2,320	2,086	234	11.2
Supplies and postage	808	823	(15)	(1.8)
Marketing and corporate relations	612	299	313	104.7
FDIC and regulatory	1,388	1,128	260	23.0
Intangible assets amortization	1,424	1,492	(68)	(4.6)
Other	6,898	6,154	744	12.1
Total Noninterest Expenses	$66,072	$60,281	$5,791	9.6%
Noninterest expenses increased 9.6% to $66.1 million in 2023 compared to 2022. The more significant fluctuations in expenses by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased 13.8% in 2023 to $40.9 million compared to $36.0 million in 2022. The increase was driven primarily by an increase to incentive compensation, partly due to a partial reversal of incentive compensation in 2022, an increase in stock-based compensation, a general increase in base wages and commissions partially due to the full year impact of the acquisition of the business and assets of Hockley & O’Donnell, an increase in pension expense, a partial reversal of expenses in 2022 related to loan originations, and an increase in ACNB Bank’s supplemental executive retirement plan and split dollar life insurance expenses.
•Other tax decreased $363 thousand, or 22.2%, driven primarily by a decrease in state tax related expenses.
•Professional services increased $234 thousand, or 11.2%, driven primarily by an increase in recruiting, external audit and consulting expenses.
•Marketing and corporate relations increased $313 thousand driven primarily by an increase of $283 thousand related to the rebranding of the Bank’s Maryland banking locations.
•FDIC and regulatory increased $260 thousand, or 23.0%, as a result of a higher FDIC assessment due to changes in the composition of the Bank’s balance sheet.
•Other noninterest expense increased $744 thousand, or 12.1%, driven primarily by the write-off of an investment in a title company partnership, an increase in director expenses, a mark-to-market loss on a SBIC fund and internet banking expenses.
Provision for Income Taxes
ACNB recognized income taxes of $8.2 million during 2023 compared to $9.2 million during 2022. The provision for income taxes reflects an ETR of 20.5% for both 2023 and 2022. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans, investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Note 13 — “Income Taxes”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” includes a reconciliation of the federal statutory tax rate to the Corporation’s ETR, which measures income tax expense as a percentage of pretax income.

FINANCIAL CONDITION
Total assets were $2.4 billion at December 31, 2023 compared to $2.5 billion at December 31, 2022, a decrease of 4.2%. The decrease was driven primarily by a reduction in cash and cash equivalents of $102.2 million and investment securities of $103.0 million partially offset by loan growth.
Investment Securities
ACNB uses investment securities to generate interest and dividend income, manage interest rate risk, provide collateral for certain funding products, and provide liquidity. The investment portfolio is comprised of U.S. Government and agencies, mortgaged-backed, state and municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.
CECL Adoption
On January 1, 2023, the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL. ASU 2016-13 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on AFS securities. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326.
ACNB conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to direct debt issuances of the U.S. Treasury and U.S. agencies. The reasons behind the adoption of the zero-credit loss assumption are as follows:
•     High credit rating;
•     Long history with no credit losses;
•     Guaranteed by a sovereign entity;
•     Widely recognized as “risk-free rate”;
•     Can print its own currency;
•     Currency is routinely held by central banks, used in international commerce, and commonly viewed as reserve currency; and,
•     Currently under the U.S. Government conservatorship or receivership.
ACNB will continuously monitor any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt ACNB to reconsider its zero-credit loss assumption. As of December 31, 2023, no HTM debt securities required an ACL.
The Bank monitors non-U.S. Treasury and non-U.S. agency debt for potential credit deterioration on a quarterly basis. An analysis of the materiality of the impact to the ACL is performed. If it is determined there is a material impact, ACNB will book a reserve to the ACL. As of December 31, 2023 no allowances were booked related to these securities.
Total investment securities were $517.2 million at December 31, 2023 compared to $620.3 million at December 31, 2022, a decrease of 16.6%. The corporation sold securities and did not reinvest the portfolio cash flows throughout 2023 as a result of general balance sheet management.
On December 15, 2023, ACNB completed a repositioning of the investment securities portfolio by selling $51.1 million in book value of AFS debt securities, consisting of lower-yielding agency debt securities, for an estimated after-tax loss of $3.5 million. The debt securities sold had an average book yield of approximately 0.99% with a weighted-average remaining life of approximately 2.6 years. Net proceeds of $46.1 million from the sale were used to purchase higher-yielding debt securities that were all classified as AFS. The investment securities purchased consisted of $31.9 million of agency multi-family debt securities and $14.2 million of other investment-grade bank holding company corporate debt. The repositioning is estimated to improve interest income on the securities portfolio by approximately $1.9 million over the next 12 months. ACNB currently expects to recover the $3.5 million after-tax loss on the sale of investment securities in approximately 2.5 years.
At December 31, 2023, the investment securities balance included a net unrealized loss on AFS investment securities of $41.0 million, net of taxes, on amortized cost of $501.9 million versus a net unrealized loss of $52.7 million, net of taxes, on amortized cost of $617.6 million at December 31, 2022. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained strong.
At December 31, 2023, the securities balance included HTM investment securities with an amortized cost of $64.6 million and a fair value of $59.1 million, as compared to an amortized cost of $65.0 million and a fair value of $58.1 million at December 31, 2022.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
The following table discloses investment securities at the scheduled maturity date and weighted average rate at December 31, 2023. Many securities have call features that make their redemption possible before the stated maturity date.

	Maturing
	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
U.S. Government and agencies	$15,155	2.25%	$108,272	2.00%	$53,031	2.31%	$—	—%	$176,458	2.12%
Mortgage-backed securities	—	—	29,042	3.93	21,164	3.43	245,389	2.32	295,595	2.55
State and municipal	—	—	1,394	1.16	25,391	2.87	35,348	3.13	62,133	2.98
Corporate bonds	509	4.33	1,500	2.81	28,317	4.31	2,000	5.25	32,326	4.30
Total	$15,664	2.32%	$140,208	2.40%	$127,903	3.05%	$282,737	2.43%	$566,512	2.56%
Investment securities are at amortized cost. Mortgage-backed securities are allocated based upon scheduled maturities.
The fair value of CRA Mutual Fund equity security has a readily determinable fair value of $928 thousand at December 31, 2023 with no stated maturity.
Loans
Loans at December 31 were as follows:

			Increase (Decrease)
(In thousands)	2023	2022	$	%
Commercial real estate	$898,709	$824,111	$74,598	9.1%
Residential mortgage	394,189	361,905	32,284	8.9
Commercial and industrial	152,344	180,958	(28,614)	(15.8)
Home equity lines of credit	90,163	83,463	6,700	8.0
Real estate construction	84,341	80,491	3,850	4.8
Consumer	9,954	11,336	(1,382)	(12.2)
Gross loans	1,629,700	1,542,264	87,436	5.7
Unearned income	(1,712)	(3,654)	1,942	(53.1)
Total Loans, Net of Unearned Income	$1,627,988	$1,538,610	$89,378	5.8%
Total loans outstanding increased by $89.4 million, or 5.8%, in 2023 as compared to 2022. The increase was driven mainly by growth in the commercial real estate and residential mortgage portfolios. Growth in both portfolios was spread throughout the footprint and across various property types. Despite the intense competition in the Corporation’s Market Areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area. Unemployment rates in the subsidiary bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States.
The commercial real estate portfolio grew $74.6 million, or 9.1%, in 2023. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 54.0% and 44.0%, respectively at December 31, 2023. Approximately 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, hotels, motels and bed and breakfast entities and office complexes. Non-owner occupied commercial real estate represented 60.9% of the commercial real estate portfolio. Because of the varied nature of the tenants in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
The following chart details the percentage of the various segments included in the portfolio:
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 206.1% of total capital of the Bank.
Residential real estate mortgages grew $32.3 million, or 8.9%, in 2023. Growth was driven primarily by an increase in 10 year fixed adjustable rate mortgages. Included in residential real estate mortgages were $45.4 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans decreased $28.6 million, or 15.8%. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments. During 2023 the Company did not actively pursue these types of loans contributing approximately $14 million to the decrease in commercial and industrial loans driven primarily by the current interest rate environment.

The repricing range of the loan portfolio at December 31, 2023, and the amounts of loans with predetermined and fixed rates are presented in the tables below:
LOANS MATURING

(In thousands)	One Year or Less	Greater Than One to Five Years	Over Five Years	Total
Commercial real estate	$43,721	$79,252	$775,736	$898,709
Residential mortgage	5,320	17,371	371,498	394,189
Commercial and industrial	42,508	49,092	60,744	152,344
Home equity lines of credit	6,997	427	82,739	90,163
Real estate construction	35,269	12,783	36,289	84,341
Consumer	234	4,340	5,380	9,954
Total	$134,049	$163,265	$1,332,386	$1,629,700

LOANS BY REPRICING OPPORTUNITY

(In thousands)	One Year or Less	Greater Than One to Five Years	Over Five Years	Total
Commercial real estate	$91,309	$593,673	$213,727	$898,709
Residential mortgage	13,158	146,842	234,189	394,189
Commercial and industrial	45,137	52,898	54,309	152,344
Home equity lines of credit	32,277	29,452	28,434	90,163
Real estate construction	37,252	34,871	12,218	84,341
Consumer	263	4,374	5,317	9,954
Total	$219,396	$862,110	$548,194	$1,629,700
Loans with a fixed interest rate	$123,666	$845,602	$415,751	$1,385,019
Loans with a variable interest rate	95,730	16,508	132,443	244,681
Total	$219,396	$862,110	$548,194	$1,629,700
Asset Quality
The ACNB loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated through prudent and disciplined underwriting standards, ongoing credit review, and monitoring and reporting asset quality measures. Additionally, loan portfolio diversification, limiting exposure to a single industry or borrower, and requiring collateral also reduces ACNB’s credit risk. ACNB’s commercial, consumer and residential mortgage loans are principally to borrowers in ACNB’s Market Area. As the majority of ACNB’s loans are located in this area, a substantial portion of the debtor’s ability to honor the obligation may be affected by the level of economic activity in the Market Area.
Non-performing loans were $4.2 million, or 0.26% of total loans, at December 31, 2023, compared to $3.9 million, or 0.25% of total loans, at December 31, 2022. Non-performing assets were $4.6 million, or 0.19% of total assets, at December 31, 2023, compared to $4.3 million, or 0.17% of total assets, at December 31, 2022. Non-performing assets include nonaccrual loans and accruing loans past due 90 days or more, and foreclosed assets. The increase in non-performing loans was the result of one commercial relationship and not indicative of a general weakness in the overall loan portfolio.
Net charge-offs for the year ended December 31, 2023 were 0.02% of total average loans, compared to 0.08% for the year ended December 31, 2022.
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

The following table sets forth the Corporation’s non-performing assets as of December 31:

(Dollars in thousands)	2023	2022
Nonaccrual loans	$3,011	$2,654
Accruing loans 90 days past due	1,162	1,203
Total Non-Performing Loans	4,173	3,857
Foreclosed assets	467	474
Total Non-Performing Assets	$4,640	$4,331
Ratios:
Non-performing loans to total loans	0.26%	0.25%
Non-performing assets to total assets	0.19%	0.17%
Allowance for credit losses to non-performing loans	478.53%	463.08%
For loans to borrowers with commercial purposes, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation’s risk ratings, refer to the “Allowance for Credit Losses” section within “Note 1 - Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
Total internally risk rated loans were $1.3 billion as of December 31, 2023 with a related allowance for credit losses of $17.4 million.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $467 thousand, consisting of one property, at December 31, 2023. This same property was recorded in foreclosed assets held for resale at December 31, 2022.
Allowance for Credit Losses
As mentioned above in the “Executive Overview,” the Corporation adopted CECL in 2023 which replaced the incurred loss methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. Financial institutions and other organizations will now use forecasted information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.
CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model, which was in effect for periods prior to 2023. Accordingly, ACL disclosures subsequent to January 1, 2023 are not always comparable to prior periods. As a result, the tables that follow present the appropriate method for each period.
ACNB maintains the allowance for credit losses at a level believed to be adequate by management to absorb current expected losses in the loan portfolio, and it is funded through a provision for credit losses charged to earnings.
The allowance for credit losses at December 31, 2023 was $20.0 million, or 1.23% of loans, as compared to $17.9 million, or 1.16% of loans, at December 31, 2022. The ratio of non-performing loans plus foreclosed assets to total assets was 0.19% at December 31, 2023 compared to 0.17% at December 31, 2022.

A summary of ACNB’s activity in the ACL as of December 31:

(Dollars in thousands)	2023	2022
Beginning balance	$17,861	$19,033
Impact of CECL adoption	1,618	—
Provision for loan losses	860	—
Loans charged-off:
Commercial and industrial	110	238
Commercial real estate and construction	—	831
Residential mortgage and home equity lines of credit	—	36
Consumer	396	181
Total Loans Charged-Off	506	1,286
Recoveries:
Commercial and industrial	64	58
Residential mortgage and home equity lines of credit	—	27
Consumer	72	29
Total Recoveries	136	114
Net charge-offs	370	1,172
Ending balance	$19,969	$17,861
Ratios:
Net charge-offs to average loans	0.02%	0.08%
Allowance for credit losses to total loans	1.23%	1.16%
The provision for 2023 was $860 thousand compared to no provision for 2022. The ACL as a percentage of total loans was 1.16% at December 31, 2022 compared to 1.23% at December 31, 2023.
Loans past due 90 days and still accruing were $1.2 million at both December 31, 2023 and 2022. Nonaccrual loans were $3.0 million and $2.7 million as of December 31, 2023 and 2022, respectively. Under CECL, loans individually evaluated consist of nonaccrual loans.
The allocation of the allowance for credit losses as of December 31:

	2023		2022
(Dollars in thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial real estate	$12,010	55.2%	$10,016	53.5%
Residential mortgage	3,303	24.2	3,029	23.5
Commercial and industrial	2,048	9.3	2,848	11.7
Home equity lines of credit	397	5.5	347	5.4
Real estate construction	2,070	5.2	1,000	5.2
Consumer	141	0.6	376	0.7
Unallocated	—	N/A	245	N/A
Total	$19,969	100.0%	$17,861	100.0%

Additional information on nonaccrual loans at December 31, 2023 and 2022, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2023
Owner occupied commercial real estate	7	$1,822	$175	$—	In market	2006-2019
Commercial and industrial	4	1,004	901	—	In market	2014-2021
Home equity line of credit	1	185	—	—	In market	2009
Total	12	$3,011	$1,076	$—
December 31, 2022
Owner occupied commercial real estate	5	$1,772	$192	$—	In market	2012-2019
Investment/rental residential real estate	1	101	—	—	In market	2016
Commercial and industrial	2	781	628	—	In market	2017-2018
Total	8	$2,654	$820	$—
All nonaccrual loans are to borrowers located within the Market Area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual individually evaluated loans were originated by ACNB’s banking subsidiary.
Premises and Equipment
ACNB Bank opened a full-service community banking office to serve the Upper Adams area of Adams County, PA in 2022, consolidating three community banking offices into the new community banking office. Also, as part of the Bank’s branch optimization program, in 2022, the Bank closed three additional community banking offices. As a result, four branch office buildings transferred to assets held for sale and had a carrying value of $3.4 million at December 31, 2022. During 2023, the Bank sold all four community banking offices for a net gain on sale of $337 thousand which was recorded as a gain on assets held for sale.
Restricted investment in bank stocks
Restricted investment in bank stocks increased $8.0 million in 2023 compared to 2022, primarily due to increases in the Corporation’s holdings of Federal Home Loan Bank stock. The Corporation is required to purchase and hold stock as a condition of membership in the FHLB and this ownership is directly correlated with the amount of borrowings that the Corporation holds at any given time.
Other Assets
Other assets increased $7.3 million, or 15.6%, in 2023 compared to 2022, due primarily to an increase in deferred tax assets, prepaid expenses, interest receivable and pension related assets, as well as normal variations in a number of non-earning asset accounts.
Deposits
The following table presents ending deposits, by type as of December 31:

			Increase (Decrease)
(In thousands)	2023	2022	$	%
Noninterest-bearing demand deposits	$500,332	$595,049	$(94,717)	(15.9)%
Interest-bearing demand deposits	524,289	592,586	(68,297)	(11.5)
Money market	264,907	310,911	(46,004)	(14.8)
Savings	340,134	407,299	(67,165)	(16.5)
Total demand and savings	1,629,662	1,905,845	(276,183)	(14.5)
Time	232,151	293,130	(60,979)	(20.8)
Total Deposits	$1,861,813	$2,198,975	$(337,162)	(15.3)%
ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1.9 billion at December 31, 2023. The Bank’s deposit pricing function employs a disciplined approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Given the Corporation’s funding level during 2023, the Corporation continued to restrain deposit rates despite an increase in market interest rates and increases in rates by competitors.

Total deposits were $1.9 billion at December 31, 2023, a decrease of $337.2 million, or 15.3%, since December 31, 2022. The decrease in deposits were in both interest-bearing and noninterest-bearing deposits. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 59% and 41% of total deposits as of December 31, 2023 and 2022. During 2023, the Bank restrained deposit rates for the majority of the year despite an increase in market interest rates and an increase in rates by competitors. As a result, total deposits decreased during 2023 as customers sought higher yielding alternative deposit and investment products. Interest-bearing deposit costs for 2023 were 0.25% compared to 0.15% for 2022. Despite the decline in deposits in 2023, the loan-to-deposit ratio was 87.44% at December 31, 2023.

Included in total deposits at December 31, 2023 were municipal deposits totaling $176.6 million, or 9.5%, of total deposits compared to $231.3 million, or 10.5%, of total deposits at December 31, 2022. The decrease in public funds was the result of public entities reinvesting excess stimulus funds in alternative investment products outside the Corporation. The ratio of uninsured and non-collateralized deposits to total Bank deposits was approximately 17.3% at December 31, 2023. As of December 31, 2023, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 328% of uninsured and non-collateralized Bank deposits. At December 31, 2023 deposits from the 20 largest depositors, excluding internal accounts, of the Bank totaled $192.7 million, or 10.3%, of total Bank deposits compared to $227.0 million, or 10.3%, of total Bank deposits at December 31, 2022.
See Note 9 — “Deposits”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for more information.
Borrowings
The Corporation’s borrowings as of December 31:

(In thousands)	2023	2022
Securities sold under repurchase agreements	$26,882	$41,954
Short-term FHLB advances	30,000	—
Total short-term borrowings	56,882	41,954
Long-term FHLB advances	175,000	—
Trust preferred subordinated debt	5,292	6,000
Subordinated debt	15,000	15,000
Total long-term borrowings	195,292	21,000
Total Borrowings	$252,174	$62,954
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2023, short-term borrowings were $56.9 million, an increase of $14.9 million, or 35.6%, from December 31, 2022. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2022, repurchase agreement balances were down due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were $30.0 million in short-term FHLB borrowings at December 31, 2023 compared to none at December 31, 2022. Short-term FHLB borrowings are used to supplement Bank funding from seasonal and daily fluctuations in the deposit base.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $195.3 million at December 31, 2023, compared to $21.0 million at December 31, 2022. During 2023 the Bank borrowed $175.0 million from the FHLB at a weighted average fixed rate of 4.59% for a weighted average term of 3.6 years to fund loan growth and deposit outflows. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining levels above its internal minimums and “well capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $277.5 million at December 31, 2023, compared to $245.0 million at December 31, 2022. The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2023, ACNB retained $22.0 million, or 69.4%, of its net income compared to $26.6 million, or 74.5%, in 2022. Quarterly cash dividends paid to ACNB Corporation stockholders in 2023 totaled $9.7 million, or $1.14 per common share compared to $9.1 million, or $1.06 per common share in 2022, an increase of 7.5%. Stockholders’ equity also increased primarily due to a $13.1 million change in unrealized gains in AFS investment securities and pension plan assets.
ACNB has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2023, 255,764 shares were issued under this plan. Proceeds are used for general corporate purposes.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of December 31, 2023, there were 61,066 treasury shares purchased under this new plan.
Regulatory Capital Requirements
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
Minimum regulatory capital requirements established by Basel III rules require the Corporation and the Bank to:
•Meet a minimum Tier 1 leverage capital ratio of 4.0% of average assets;
•Meet a minimum Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets;
•Meet a minimum Tier 1 capital ratio of 6.0% of risk-weighted assets;
•Meet a minimum Total capital ratio of 8.0% of risk-weighted assets;
•Maintain a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus; and,
•Comply with the definition of capital to improve the ability of regulatory capital instruments to absorb losses.
ACNB considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy. The banking subsidiary’s capital ratios are as follows:

	2023	2022	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	11.12%	9.50%	5.00%
Common Tier 1 capital (to risk-weighted assets)	14.86%	14.68%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.86%	14.68%	8.00%
Total risk-based capital ratio (to risk-weighted assets)	15.99%	15.76%	10.00%
Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of December 31, 2023 and 2022, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
For further information on the actual and required capital amounts and ratios, please refer to Note 14 — “Regulatory Matters” in the Notes to Consolidated Financial Statements.

Liquidity
Effective liquidity management ensures the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.
ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest-bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, the ability to raise brokered deposits, and the ability to borrow from the FHLB and Federal Reserve Discount Window and unsecured Federal Funds line providers. At December 31, 2023, ACNB’s banking subsidiary could borrow $867.2 million from the FHLB of which $661.7 million was available. At December 31, 2023, ACNB’s banking subsidiary could borrow approximately $3.5 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of investment securities held in a joint-custody account under the Corporation’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of December 31, 2023, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, Inc., the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services. The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing at December 31, 2023.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $26.9 million and $42.0 million at December 31, 2023 and 2022, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB’s dividend restrictions, please refer to Item 1 — “Business” and Note 14 — “Regulatory Matters” in the Notes to Consolidated Financial Statements.
ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short- and long-term cash requirements from known contractual and other obligations.
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2023 the Corporation had unfunded outstanding commitments to extend credit of $403.3 million and outstanding standby letters of credit of $21.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.
New Accounting Pronouncements
See Note 1 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2023, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses on Loans

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1 and 4 of the consolidated financial statements using the modified retrospective method. See also explanatory paragraph above. The ASU requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The Company disclosed the impact of adoption of this standard on January 1, 2023 with a $1.6 million increase to the allowance for credit losses and a $2.4 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2023 was $860,000 and the allowance for credit losses as of December 31, 2023 was $19.97 million.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. Management develops a qualitative framework that serves as the basis for determining the reasonableness of the model’s output and makes qualitative adjustments as necessary. The allowance methodology is inherently complex and requires the use of significant management judgment.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including segmentation, the economic forecasts used to calculate the regressions within the DCF model, the quantitative model assumptions as mentioned above, and the qualitative adjustments made using the qualitative framework. In addition, we used individuals with specialized skill or knowledge to assist us in auditing the judgments made by management.

The primary procedures performed to address this critical audit matter included the following:

•Tested the operating effectiveness of the Company’s controls that addressed the following:
◦Management’s selection and application of the DCF model, including the evaluation of the reasonableness of the segmentation, the reasonable and supportable economic forecasts, the significant model assumptions, and the relevance and reliability of data used in the model, and the validation of the DCF model outputs.
◦Management’s review of the appropriateness of the qualitative framework, the reasonableness of significant assumptions applied, the relevance and reliability of data used in the qualitative adjustments, and the mathematical accuracy of the qualitative adjustments calculation.
•Evaluated the reasonableness of management’s judgments related to the selection of the segmentation, DCF model, the reasonable and supportable economic forecasts, the significant model assumptions, and the relevance and reliability of the data used in the DCF model
•Tested the mathematical accuracy and application of the DCF model including engaging individuals with specialized skills in to validate the DCF model outputs.
•Evaluated the reasonableness of qualitative adjustments, including evaluating the appropriateness of the qualitative framework, the assumptions and judgments applied in the determination of the qualitative adjustments, the relevance and reliability of data used in the qualitative adjustments, and the mathematical accuracy of the qualitative adjustments calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Washington, D.C.
March 14, 2024

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(Dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$21,442	$40,067
Interest-bearing deposits with banks	44,516	128,094
Total Cash and Cash Equivalents	65,958	168,161
Equity securities with readily determinable fair values	928	1,719
Investment securities available for sale, at estimated fair value	451,693	553,554
Investment securities held to maturity, at amortized cost (fair value $59,057, $58,078)	64,600	64,977
Loans held for sale	280	123
Total loans, net of unearned income	1,627,988	1,538,610
Less: Allowance for credit losses	(19,969)	(17,861)
Loans, net	1,608,019	1,520,749
Assets held for sale	—	3,393
Premises and equipment, net	26,283	27,053
Right of use asset	2,615	3,162
Restricted investment in bank stocks	9,677	1,629
Investment in bank-owned life insurance	79,871	77,993
Investments in low-income housing partnerships	1,003	1,129
Goodwill	44,185	44,185
Intangible assets, net	9,082	10,332
Foreclosed assets held for resale	467	474
Other assets	54,186	46,874
Total Assets	$2,418,847	$2,525,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$500,332	$595,049
Interest-bearing	1,361,481	1,603,926
Total Deposits	1,861,813	2,198,975
Short-term borrowings	56,882	41,954
Long-term borrowings	195,292	21,000
Lease liability	2,615	3,162
Allowance for unfunded commitments	1,719	92
Other liabilities	23,065	15,282
Total Liabilities	2,141,386	2,280,465
Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,896,119 and 8,838,720 shares issued; 8,511,453 and 8,515,120 shares outstanding at December 31, 2023 and 2022, respectively	22,231	22,086
Treasury stock, at cost 384,666 and 323,600 shares at December 31, 2023 and 2022, respectively	(10,954)	(8,927)
Additional paid-in capital	97,602	96,022
Retained earnings	213,491	193,873
Accumulated other comprehensive loss	(44,909)	(58,012)
Total Stockholders’ Equity	277,461	245,042
Total Liabilities and Stockholders’ Equity	$2,418,847	$2,525,507
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$79,433	$68,898
Tax-exempt	1,405	1,348
Securities:
Taxable	10,985	9,799
Tax-exempt	1,168	1,144
Dividends	331	104
Other	3,318	5,756
Total Interest and Dividend Income	96,640	87,049
INTEREST EXPENSE
Deposits	3,695	2,561
Short-term borrowings	898	77
Long-term borrowings	3,727	986
Total Interest Expense	8,320	3,624
Net Interest Income	88,320	83,425
Provision for credit losses	860	—
Reversal of provision for unfunded commitments	(16)	—
Net Interest Income after Provisions for Credit Losses and Unfunded Commitments	87,476	83,425
NONINTEREST INCOME
Insurance commissions	9,319	8,307
Service charges on deposits	3,958	4,066
Wealth management	3,644	3,160
ATM debit card charges	3,348	3,322
Gain from mortgage loans held for sale	56	487
Earnings on investment in bank-owned life insurance	1,878	1,532
Net losses on sales or calls of investment securities	(5,240)	(234)
Net gains (losses) on equity securities	18	(298)
Net gains on sales of low income housing partnership	—	421
Gain on assets held for sale	337	—
Other	1,127	1,044
Total Noninterest Income	18,445	21,807
NONINTEREST EXPENSES
Salaries and employee benefits	40,931	35,979
Net occupancy	3,908	4,076
Equipment	6,514	6,612
Other tax	1,269	1,632
Professional services	2,320	2,086
Supplies and postage	808	823
Marketing and corporate relations	612	299
FDIC and regulatory	1,388	1,128
Intangible assets amortization	1,424	1,492
Other	6,898	6,154
Total Noninterest Expenses	66,072	60,281
Income Before Income Taxes	39,849	44,951
Provision for income taxes	8,161	9,199
Net Income	$31,688	$35,752
PER SHARE DATA
Basic earnings	$3.72	$4.15
Diluted earnings	$3.71	$4.15
 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2023	2022
NET INCOME	$31,688	$35,752

OTHER COMPREHENSIVE INCOME (LOSS)

INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $1,814 and $(14,499), respectively	6,814	(46,441)
Reclassification adjustment for net AFS investment securities losses included in net income, net of income tax benefit of $1,188 and $55, respectively	4,052	193
Total unrealized gain (loss) on AFS investment securities	10,866	(46,248)

Unrealized losses on securities previously transferred to HTM, net of income tax benefit of $— and $(1,072), respectively	—	(3,751)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $203 and $211, respectively	916	739

PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $76 and $90, respectively	258	317
Unrecognized net gain, net of income taxes of $312 and $15, respectively	1,063	476
Total unrealized gain on pension	1,321	793

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	13,103	(48,467)

TOTAL COMPREHENSIVE INCOME (LOSS)	$44,791	$(12,715)

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE – January 1, 2022	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	35,752	—	35,752
Other comprehensive loss, net of taxes	—	—	—	—	(48,467)	(48,467)
Common stock shares issued (20,908 shares)	52	—	661	—	—	713
Repurchased shares (206,929 shares)	—	(6,682)	—	—	—	(6,682)
Restricted stock grants (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($1.06 per share)	—	—	—	(9,117)	—	(9,117)
BALANCE – December 31, 2022	22,086	(8,927)	96,022	193,873	(58,012)	245,042
Net income	—	—	—	31,688	—	31,688
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Other comprehensive income, net of taxes	—	—	—	—	13,103	13,103
Common stock shares issued (20,361 shares)	51	—	670	—	—	721
Repurchased shares (61,066 shares)	—	(2,027)	—	—	—	(2,027)
Restricted stock grants (43,074 shares)	94	—	(94)	—	—	—
Compensation expense for restricted shares	—	—	1,004	—	—	1,004
Cash dividends declared ($1.14 per share)	—	—	—	(9,702)	—	(9,702)
BALANCE – December 31, 2023	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,688	$35,752
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(56)	(487)
Gain on sales of assets held for sale	(337)	—
Loss on sale of premises and equipment	—	41
Earnings on investment in bank-owned life insurance	(1,878)	(1,532)
Loss on sales or calls of securities	5,240	234
(Gain) loss on equity securities	(18)	298
Gain on sale of low-income housing partnership	—	(421)
Restricted stock compensation expense	1,004	729
Depreciation and amortization	3,362	3,796
Provision for credit losses and provision for unfunded commitments	844	—
Net amortization of investment securities premiums	690	2,156
Increase in interest receivable	(1,165)	(1,395)
Increase (decrease) in interest payable	743	(58)
Mortgage loans originated for sale	(2,646)	(36,664)
Proceeds from sales of loans originated for sale	2,545	39,221
Increase in other assets	(7,449)	(4,303)
Decrease in deferred tax expense	2,376	924
Increase in other liabilities	5,659	910
Net Cash Provided by Operating Activities	40,602	39,201
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	1,097	2,903
Proceeds from calls/maturities of investment securities available for sale	32,594	58,578
Proceeds from sales of investment securities held to maturity	—	1,054
Proceeds from sales of investment securities available for sale	125,241	3,129
Proceeds from sales of equity securities	592	811
Purchase of investment securities available for sale	(48,838)	(284,336)
Purchase of investment securities held to maturity	—	(22,204)
Purchase of equity securities	—	(206)
(Purchase)/redemption of restricted investment in bank stocks	(8,048)	674
Net increase in loans	(89,589)	(71,829)
Proceeds from sale of low-income housing partnerships	—	421
Purchase of bank-owned life insurance	—	(12,200)
Acquisition of insurance books of business/agency	(174)	(7,800)
Capital expenditures	(1,168)	(1,811)
Proceeds from sales of premises and equipment	—	1,093
Proceeds from sales of assets held for sale	3,730	—
Net Cash (Used in) Provided by Investing Activities	15,437	(331,723)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(94,717)	(28,311)
Net decrease in interest-bearing deposits	(242,445)	(199,103)
Net increase in short-term borrowings	14,928	6,752
Proceeds from long-term borrowings	175,000	1,500
Repayments on long-term borrowings	—	(15,200)
Dividends paid	(9,702)	(9,117)
Common stock repurchased	(2,027)	(6,682)
Common stock issued	721	713
Net Cash Used In Financing Activities	(158,242)	(249,448)
Net Decrease in Cash and Cash Equivalents	(102,203)	(541,970)
CASH AND CASH EQUIVALENTS — BEGINNING	168,161	710,131
CASH AND CASH EQUIVALENTS — ENDING	$65,958	$168,161

CONSOLIDATED STATEMENTS OF CASH FLOWS- Continued

	Years Ended December 31,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,155	$3,682
Cash paid for income taxes	10,030	7,225
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$126	$472
Recognition of operating lease liabilities	126	472
Investments transferred from available for sale to held to maturity	—	39,683
Premises and equipment transferred to fixed assets held for sale	—	3,393
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	—	474

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services, Inc., formerly Russell Insurance Group, Inc. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 26 community banking offices, including 17 community banking office locations in Adams, Cumberland, Franklin, and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.
ACNB Insurance Services, Inc. is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
On February 28, 2022, ACNB Insurance Services, Inc. completed the acquisition of the business and assets of Hockley & O’Donnell Insurance Agency, LLC, Gettysburg, PA. This insurance agency acquisition in Adams County, PA, leveraged the affiliation with ACNB Corporation and ACNB Bank in their headquarters’ market.
ACNB Bank announced plans to rebrand its Maryland banking divisions on December 19, 2022. Effective January 1, 2023, these divisions, NWSB Bank and FCB Bank, formally adopted the ACNB Bank name and brand identity in the counties of Carroll and Frederick in northern Maryland, respectively. The goal of this rebranding initiative was to eliminate customer confusion, especially for those who bank in multiple markets, and to provide future operating and cost efficiencies. Further, this step now fully aligns the brand of ACNB Bank with that of ACNB Insurance Services which was rebranded effective January 1, 2022, to create enhanced synergies and market recognition throughout the Corporation’s Market Area.
Basis of Financial Statements
The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.
Assets held by the Corporation’s Wealth Management Department, including trust and retail brokerage, in an agency, fiduciary or retail brokerage capacity for its customers are excluded from the consolidated financial statements since they do not constitute assets of the Corporation. Assets held by the Wealth Management Department amounted to $639.4 million and $518.8 million at December 31, 2023 and 2022, respectively. Income from fiduciary, investment management and brokerage activities are included in other income.
Certain amounts in the 2022 consolidated financial statements and notes have been reclassified to conform to the 2023 presentation. The Corporation evaluates subsequent events through the filing of this report with the SEC.
Use of Estimates
To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days and interest-bearing deposits with banks. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. Interest-bearing deposits in other financial institutions are carried at cost.
Investment Securities
On January 1, 2023 the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL. ASU 2016-13 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on AFS securities. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326.
Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recognized in net income. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as HTM or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss).
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be impaired are reflected in earnings as realized losses. In relation to HTM securities, any declines in the fair value that are assumed to impair the credit quality of such debt instruments are evaluated and the estimated loss is incorporated into the Banks’ expected credit losses for any given period. In estimating impairment losses on debt securities, management considers (1) whether management intends to sell the security, or (2) if it is more likely than not that management will be required to sell the security before recovery, or (3) if management does not expect to recover the entire amortized cost basis. In assessing potential impairment for equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (loss) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining expected life of the security.
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
Loans
The Corporation grants commercial, residential, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate and residential mortgage loans throughout southcentral Pennsylvania and northern Maryland. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
The loans receivable portfolio is segmented into commercial, residential mortgage, home equity lines of credit, and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, and real estate construction.
The accrual of interest on commercial loans and residential mortgage is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer loans, including home equity lines of credit, are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Facts and circumstances can arise that cause a loan to be placed on nonaccrual if payment capacity is insufficient.
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

Allowance for Credit Losses
As mentioned above, in 2023 the Corporation adopted CECL which replaced the incurred loss methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. Financial institutions and other organizations will now use forecasted information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.

The Corporation maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. As part of its process of adopting CECL, management implemented a third-party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. The Corporation’s systematic ACL methodology is based on the following portfolio segments: Commercial and Industrial, Commercial Real Estate, Real Estate Construction, Residential Mortgage, Home Equity Lines of Credit and Consumer. The loan portfolio is segmented by loan types that have similar risk characteristics and types of collateral and that behave similarly during economic cycles. The calculation includes both a quantitative and qualitative component which incorporates the forecasting of certain economic variables. The Bank engaged a third-party to assist in developing the CECL model and to assist with evaluation of data and methodologies related to this standard. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. The Bank’s implementation plan also included the assessment and documentation of appropriate processes, policies and internal controls. Management had a third-party independent consultant review and validate the CECL model.

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
Commercial Real Estate — The Corporation engages in commercial real estate lending in its primary market and surrounding areas. The portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.
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
Residential Mortgage — One-to-four family residential mortgage loan originations, including home equity closed-end loans, are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals. These loans originate primarily within the Corporation’s Market Area or with customers primarily from the Market Area.
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
Commercial and Industrial — The Corporation originates commercial and industrial loans primarily to businesses located in its primary Market Area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory, and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.
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
Home Equity Lines of Credit — The Corporation originates home equity lines of credit primarily within the Corporation’s Market Area or with customers primarily from the Market Area. Home equity lines of credit are generated by the Corporation’s marketing efforts, its present customers, walk-in customers, and referrals.
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
Real Estate Construction — The Corporation engages in real estate construction lending in its primary market and surrounding areas. The Corporation’s real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. The Corporation’s real estate construction loans are generally secured with the subject property. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.
In underwriting real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing real estate construction loans originated by the Corporation are performed by independent appraisers.
Real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the uncertainties surrounding total construction costs.
Consumer — The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and loans secured by savings deposits. These loans originate primarily within the Corporation’s Market Area or with customers primarily from the Market Area.
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
The adoption of Topic 326 resulted in a Day 1 adjustment of $3.3 million, including an increase to the ACL of $1.6 million and a $1.6 million reserve on unfunded loan commitments recorded in the liabilities section on the Consolidated Statements of Condition on January 1, 2023. As of January 1, 2023, the Corporation recorded a cumulative effect adjustment of $2.4 million to decrease retained earnings related to the adoption of Topic 326. Upon CECL adoption, the Corporation elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period. The following table illustrates the impact of Topic 326:

	January 1, 2023
(In thousands)	Pre Topic 326	As Reported Under Topic 326	Impact of Topic 326 Adoption
Allowance for Credit Losses on Loans:
Commercial and industrial	$(2,848)	$(2,086)	$762
Commercial real estate	(10,016)	(11,122)	(1,106)
Real estate construction	(1,000)	(2,347)	(1,347)
Residential mortgage	(3,029)	(3,326)	(297)
Home equity lines of credit	(347)	(364)	(17)
Consumer	(376)	(234)	142
Unallocated	(245)	—	245
Allowance for credit losses on loans	$(17,861)	$(19,479)	$(1,618)
Assets:
Total Loans, net of allowance for credit losses	$1,520,749	$1,519,131	$1,618
Net deferred tax asset	17,718	18,452	734
Liabilities:
Allowance for unfunded commitments	92	1,735	1,643
Equity:
Retained earnings	245,042	242,674	2,368

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
The Company believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed. While the Company uses available information to recognize expected losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and/or changes in the financial condition of borrowers.
The adoption of CECL did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices or charge-off policies.
The Corporation’s methodology for estimating the ACL includes:
Segmentation. The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics and types of collateral and behave similarly during economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable.
Quantitative Analysis. The Corporation elected to use Discounted Cash Flow and chose unemployment rate as the driving factor of their economic forecasts. In regards to unemployment rates, the Corporation elected to forecast economic factors over the period of the next four quarters. The Corporation chose not to extend beyond four quarters given the inherent risks associated with forecasting. The Corporation utilizes relevant third-party forecasts as a basis and support for its own forecast. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the PD and LGD through regression. The Corporation elected a reversion period of four quarters. The Corporation deemed four quarters to be a reasonable time period to ensure it did not include irrelevant information, but also not too short to introduce unnecessary volatility. Model assumptions include, but are not limited to the discount rate, prepayment speeds, funding rates, PD, LGD and curtailments. The product of the PD and the LGD is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, considering economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation is required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs. The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20. The Corporation adopted ASU 2022-02 on January 1, 2023.
ACL Methodology Before CECL Adoption
For the year ended December 31, 2022 and prior, the ACL was established as losses were estimated to occur through a provision for credit losses charged to earnings. Credit losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the ACL.
The ACL was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may have affected the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that are susceptible to significant revision as more information became available.
The ACL consisted of specific, general and unallocated components. The specific component related to loans that were classified as either doubtful, substandard, or special mention. For such loans that were also classified as impaired, an ACL was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying value of that loan. The general component covered pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity, and other consumer loans. These pools of loans were evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors included:
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

Each factor was assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors were supported through documentation of changes in conditions in a narrative accompanying the ACL calculation.
The unallocated component of the ACL was maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the ACL reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. It covered risks that were inherently difficult to quantify including, but not limited to, collateral risk, information risk, and historical charge-off risk.
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
A specific allocation within the ACL is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral or the discounted cash flows method.
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation did not separately identify individual consumer and residential loans for impairment disclosures, unless such loans were the subject of a troubled debt restructure.
The allowance calculation methodology includes further segregation of loan classes into credit quality rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are generally evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.
Credit Quality Indicators
The Corporation’s portfolio risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk rating system is based on debt service coverage, collateral values and other subjective factors. Non-commercial-purpose loans are defaulted to a performing classification until a loan migrates to past due status.

Special Mention – Considered “Other Assets Especially Mentioned” these loans are currently protected, but are potentially weak. Loans in this rating category constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan.
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
Loss - Loans classified as a loss are considered uncollectible and are charged to the ACL.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s ACL and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the allowance for credit losses is adequate.
Concentration of Credit Risk
Most of the Corporation’s activities are with customers located within southcentral Pennsylvania and northern Maryland. Note 3 discusses the types of securities in which the Corporation invests. The types of lending in which the Corporation engages are outlined above. Non-owner occupied commercial real estate represented 60.9% of the commercial real estate portfolio at December 31, 2023. Because of the varied nature of the tenants in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
Acquired Loans
Under CECL acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be PCD loans, and are grossed-up on day 1 by the initial credit estimate through the ACL as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an ACL and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition ACNB will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified. Upon adoption of CECL acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the ACL upon adoption, and any reversals of such mark will flow through the ACL in future periods.
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

Premises and Equipment
Land is carried at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the assets’ estimated useful lives. Normally, a building’s useful life is 40 years, except for building remodels and additions, which are depreciated over fifteen years. Bank equipment, including furniture and fixtures, is normally depreciated over three - fifteen years depending upon the nature of the purchase. Maintenance and normal repairs are charged to expense when incurred while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations. Amortization of leasehold improvements is computed by straight line over the shorter of the assets’ useful life or the related lease term.
Leases
All leases with an initial term greater than 12 months recognize: (1) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis.
As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Bank’s community banking offices. The operating leases have remaining lease terms of one year to eight years, some of which include options to renew at varying durations. See “Note 7 - Leases” for additional information.
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2023 and 2022, and consists of common stock in the Atlantic Community Bankers Bank, Community Bankers Bank and Federal Home Loan Bank.
Management evaluates the restricted investment in bank stocks for impairment in accordance with ASC Topic 942, Financial Services—Depository and Lending. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted, (2) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the correspondent bank, and (4) the liquidity position of the correspondent bank.
Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2023 or 2022.
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
ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $214 thousand and $81 thousand of expense in 2023 and 2022, respectively, related to these benefits.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on the Bank’s or ACNB Insurance Services’ outstanding goodwill from its most recent goodwill impairment analysis which was completed as of December 31, 2023. If certain events occur which indicate goodwill might be impaired between annual assessments, the goodwill would be evaluated for impairment when such events occur.
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. These assets that have finite lives, such as core deposit intangibles, customer lists and non-compete covenants, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer lists are amortized using the straight line method over their estimated useful lives which range from eight to fifteen years. Non-compete covenants are amortized using the straight line method over the term of the agreement.
The fair value of customer lists intangibles was based upon an income approach which included estimated financial projections developed by the Corporation and included other fair value assumptions for attrition, present value discount rates using market participant assumptions. The fair value of the non-compete covenants intangible was based upon an income approach which compared the present value impact of various non-compete scenarios and other fair value assumptions including present value discount rates using market participant assumptions.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets held for resale were $467 thousand and $474 thousand at December 31, 2023 and 2022, respectively.
Income Taxes
The Corporation accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.
Current income tax accounting guidance results in two components of income tax expense, current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Corporation determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
Defined Benefit Pension Plan
Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. For additional details, see “Note 12 - Retirement Plans.”
Stock-based Compensation
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
Stock-based compensation awards granted, comprised of time-based restricted stock awards, are valued at fair value on the date of grant and compensation expense is recognized on a straight-line basis over the requisite service period of each award. The Company recognizes forfeitures as they occur.
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
Dividend Restriction
Pursuant to the Pennsylvania Banking Code of 1965, as amended, and the regulations of the FDIC, the Bank is required to maintain certain capital levels and is restricted in the dividends that may be paid by the bank to the holding company. In addition, pursuant to the Pennsylvania Business Corporation Law, as amended, and the rules and regulations of the Board of Governors of the Federal Reserve System, the holding company is subject to restrictions on dividends that the holding company may pay to stockholders.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. See “Note 11 - Fair Value Measurements” for additional information.
Revenue Recognition
ACNB generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved that significantly affects the determination of the amount and timing of revenue from contracts with customers. The sources of revenue for ACNB are interest income from loans and investments and noninterest income. Noninterest income is earned from various banking and financial services that ACNB offers through its subsidiaries.
Commissions from insurance sales: Commission income is earned based on customers transactions. The commission income is recognized when the transaction is complete.

Service charges on deposit accounts: Deposits are included as liabilities in the Consolidated Balance Sheets. Service charges on deposit accounts include: overdraft fees; ATM fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers.
Wealth Management: ACNB Bank’s Trust & Investment Services, under the umbrella of ACNB Wealth Management, provides a wide range of financial services, including trust services for individuals, businesses and retirement funds. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisor accounts. In addition, ACNB Wealth Management offers retail brokerage-services through a third-party provider. Wealth Management clients are located primarily within the Corporation’s Market Area.
The majority of trust services revenue is earned and collected monthly, with the amount determined based on the investment funds in each trust multiplied by a fee schedule for type of trust. Each trust has one integrated set of performance obligations so no allocation is required. The performance obligation is met by performing the identified fiduciary service. Successful performance is confirmed by ongoing internal and regulatory control, measurement is by valuing the trust assets at a monthly date to which a fee schedule is applied. Wealth management fees are contractually agreed upon with each customer, and fee levels vary based mainly on the size of assets under management.
ATM debit card charges: The Bank issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank.
Other: Consists of safe deposit rental income, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, and other miscellaneous fees. These fees are largely transaction-based; therefore, the Corporation’s performance obligation is satisfied and the resultant revenue is recognized at the point in time the service is rendered. Payments for transaction-based fees are generally received immediately or in the following month by a direct charge to a customer’s account.
Segment Reporting
While the Corporation monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. The Bank offers banking and wealth management services, including trust and retail brokerage. ACNB Insurance Services offers a broad range of property and casualty, life and health insurance to both commercial and individual clients. Segment determination also considers organizational structure and is consistent with the presentation of financial information to the chief operation decision maker to evaluate segment performance, develop strategy, and allocate resources. The Corporation’s chief operating decision maker is the Board of Directors. Management has determined that the Corporation has two reportable segments consisting of Banking and Insurance. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Accounting Standards Pending Adoption
ASU 2022-06
In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848)”. This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s Financial Conduct Authority (FCA) extension of the intended cessation date of LIBOR in the United States. The Corporation evaluated the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s consolidated financial statements.

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”. The amendments in this ASU are expected to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. The Corporation has adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and will present any newly required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024 and intends to adopt the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. Adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements.
ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. This ASU is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The amendments in ASU 2023-09 will require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Corporation intends to adopt the amendments of ASU 2023-09 effective January 1, 2025, and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The Corporation is currently evaluating the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s consolidated financial statements.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS
The Corporation is required to maintain cash balances at certain correspondent banks in exchange for services obtained through those banks. At December 31, 2023 and 2022, these balances were included in interest-bearing deposits with banks.

NOTE 3 — INVESTMENT SECURITIES
Fair value of equity securities with readily determinable fair values are as follows:

(In thousands)	Fair Value at January 1	Purchases	Sales/reclassification	Gains/(Losses)	(Losses)/Gains on sales of securities	Fair Value at December 31
2023
CRA Mutual Fund	$915	$—	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	—	206	—	—	—
Stock in other banks	598	—	592	5	(11)	—
Total	$1,719	$—	$798	$18	$(11)	$928
2022
CRA Mutual Fund	$1,036	$—	$—	$(121)	$—	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	(177)	13	598
Total	$2,609	$206	$811	$(298)	$13	$1,719

Amortized cost and fair value of debt securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available for Sale
U.S. Government and agencies	$176,458	$—	$19,663	$156,795
Mortgage-backed securities	293,128	363	28,287	265,204
Corporate bonds	32,326	202	2,834	29,694
Total	$501,912	$565	$50,784	$451,693

Held to Maturity
Mortgage-backed securities	$2,467	$—	$124	$2,343
State and municipal	62,133	—	5,419	56,714
Total	$64,600	$—	$5,543	$59,057

December 31, 2022
Available for Sale
U.S. Government and agencies	$241,467	$—	$30,468	$210,999
Mortgage-backed securities	327,535	342	32,159	295,718
State and municipal	15,235	196	196	15,235
Corporate bonds	33,404	15	1,817	31,602
Total	$617,641	$553	$64,640	$553,554

Held to Maturity
Mortgage-backed securities	$3,279	$—	$194	$3,085
State and municipal	61,698	—	6,705	54,993
Total	$64,977	$—	$6,899	$58,078

The following table shows the gross unrealized and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for Sale
U.S. Government and agencies	$—	$—	$156,795	$19,663	$156,795	$19,663
Mortgage-backed securities	—	—	230,443	28,287	230,443	28,287
Corporate bonds	—	—	15,279	2,834	15,279	2,834
Total	$—	$—	$402,517	$50,784	$402,517	$50,784

Held to Maturity
Mortgage-backed securities	$—	$—	$2,343	$124	$2,343	$124
State and municipal	—	—	56,714	5,419	56,714	5,419
Total	$—	$—	$59,057	$5,543	$59,057	$5,543

December 31, 2022
Available for Sale
U.S. Government and agencies	$25,426	$1,461	$185,573	$29,007	$210,999	$30,468
Mortgage-backed securities	221,249	19,362	63,145	12,797	284,394	32,159
State and municipal	6,229	196	—	—	6,229	196
Corporate bonds	24,337	1,217	5,250	600	29,587	1,817
Total	$277,241	$22,236	$253,968	$42,404	$531,209	$64,640

Held to Maturity
Mortgage-backed securities	$3,085	$194	$—	$—	$3,085	$194
State and municipal	38,086	3,875	16,907	2,830	54,993	6,705
Total	$41,171	$4,069	$16,907	$2,830	$58,078	$6,899
All mortgage-backed security investments are government sponsored enterprise pass-through instruments issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which guarantee the timely payment of principal on these investments. The Company evaluates AFS debt securities for expected credit losses in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors.
In estimating credit events which may lead to an ACL on debt securities, management considers whether it intends to sell the security, or if it is more likely than not that it will be required to sell the security before recovery, or if it does not expect to recover the entire amortized cost basis.

Amortized cost and fair value at December 31, 2023, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$15,664	$15,178	$—	$—
Over 1 year through 5 years	109,772	99,591	1,394	1,299
Over 5 years through 10 years	81,348	70,242	25,391	23,807
Over 10 years	2,000	1,478	35,348	31,608
Mortgage-backed securities	293,128	265,204	2,467	2,343
	$501,912	$451,693	$64,600	$59,057
The Corporation reassessed classification of certain investments and effective April 1, 2022, the Corporation transferred $39.7 million of state and municipal securities from AFS to HTM securities. The transfer occurred at fair value. The related unrealized loss of $4.8 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities. No gain or loss was recorded at the time of transfer.
During 2022, the Corporation enacted a sale of certain amortizing securities designated as HTM under the standards set forth in ASC Topic 320, Investments - Debt Securities. It was determined that the combination of scheduled, equal installments, principal prepayments on such securities had resulted in the collection of more than eighty-five percent of the principal outstanding at acquisition, and the non-recurrence of the event to enact a sale of such securities.
The proceeds from sales of securities and the associated gains and losses are listed below:

	Years Ended December 31,
(In thousands)	2023	2022
Proceeds	$125,241	$4,994
Gross gains	230	14
Gross losses	5,470	248
At December 31, 2023 and 2022, securities with a carrying value of $233.7 million and $342.2 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of December 31:

(In thousands)	2023	2022
Commercial real estate	$898,709	$824,111
Residential mortgage	394,189	361,905
Commercial and industrial	152,344	180,958
Home equity lines of credit	90,163	83,463
Real estate construction	84,341	80,491
Consumer	9,954	11,336
Gross loans	1,629,700	1,542,264
Unearned income	(1,712)	(3,654)
Total loans, net of unearned income	$1,627,988	$1,538,610
The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2023.

Following is a summary of the activity for these related-party loans:

(In thousands)	2023
Balance at January 1	$5,950
New loans (1)	344
Repayments (1)	987
Balance at December 31	$5,307
————————————————
(1) Includes one additional loan and the removal of one loan due to changes in executive management and directors.
One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2023
Commercial real estate	$150	$347	$—	$497	$898,212	$898,709	$—
Residential mortgage	1,293	388	849	2,530	391,659	394,189	505
Commercial and industrial	50	—	159	209	152,135	152,344	—
Home equity lines of credit	414	—	654	1,068	89,095	90,163	654
Real estate construction	12	—	—	12	84,329	84,341	—
Consumer	8	—	3	11	9,943	9,954	3
Total Loans	$1,927	$735	$1,665	$4,327	$1,625,373	$1,629,700	$1,162

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
December 31, 2022
Commercial real estate	$2,026	$350	$255	$2,631	$821,480	$824,111	$—
Residential mortgage	2,969	970	705	4,644	357,261	361,905	705
Commercial and industrial	287	—	162	449	180,509	180,958	—
Home equity lines of credit	438	117	498	1,053	82,410	83,463	498
Real estate construction	24	—	—	24	80,467	80,491	—
Consumer	155	80	—	235	11,101	11,336	—
Total Loans	$5,899	$1,517	$1,620	$9,036	$1,533,228	$1,542,264	$1,203
Allowance for Credit Losses, effective January 1, 2023
As discussed in Note 1, “Summary of Significant Account Polices,” the Corporation adopted CECL effective January 1, 2023. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model, which was in effect for periods prior to 2023. Accordingly, ACL disclosures subsequent to January 1, 2023 are not always comparable to prior periods. In addition, certain new disclosures required under CECL are not applicable to prior periods. As a result, the tables in this disclosure present separately for each period, where appropriate.

Under CECL, loans individually evaluated consist of nonaccrual loans. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.
The following table presents nonaccrual loans:

	December 31, 2023			December 31, 2022
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	Total
Commercial real estate	$315	$1,164	$1,479	$1,873
Residential mortgage	—	343	343	—
Commercial and industrial	1,004	—	1,004	781
Home equity lines of credit	—	185	185	—
	$1,319	$1,692	$3,011	$2,654
No additional funds are committed to be advanced in connection with individually evaluated loans. If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $302 thousand in 2023 and $410 thousand in 2022.
One accruing TDR was included in the table above as of December 31, 2022. That loan was moved to performing status during 2023 due to its loan repayment history .
Total nonperforming loans at December 31 are as follows:

(In thousands)	2023	2022
Nonaccrual loans	$3,011	$2,654
Greater than 90 days past due and still accruing	1,162	1,203
Total nonperforming loans	$4,173	$3,857
Loan Modifications
On January 1, 2023, the Corporation adopted the accounting guidance in ASU 2022-02, which eliminated the recognition and measurement of TDRs. Due to the removal of the TDR designation, the Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
Loans modified as of December 31, 2023 were as follows:

(In thousands)	Term Extension	% of Total Class of Financing Receivable
Commercial and industrial	$549	0.4%
As of December 31, 2023, the Corporation had no commitments to lend any additional funds on modified loans. There were no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
Collateral-Dependent Loans
A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the collateral-dependent loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land.

The following table presents the amortized cost basis of individually evaluated loans as of December 31, 2023. Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change.

	December 31, 2023
	Type of Collateral
(In thousands)	Business Assets	Real Estate
Commercial real estate	$—	$1,479
Residential mortgage	—	343
Commercial and industrial	1,004	—
Home equity lines of credit	—	185
Total	$1,004	$2,007
Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2023 and December 31, 2022, totaled $1.3 million and $1.1 million, respectively.
Allowance for Credit Losses
The Corporation maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. The Corporation’s systematic ACL methodology is based on the following portfolio segments: commercial real estate, residential mortgage, commercial and industrial, home equity lines of credit, real estate construction and consumer. The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics, type of collateral and behave similarly during economic cycles. The segmentation in the CECL model is different from the segmentation in the incurred loss model, however there was minimal impact on the presentation of the financial statement disclosures. See Note 1 “Summary of Significant Accounting Policies” for discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
The Bank considers the performance of the loan portfolio and its impact on the ACL. The Bank does not assign internal risk ratings to smaller balance, homogeneous loans such as certain residential mortgage, home equity lines of credit, construction loans to individuals secured by residential real estate and consumer loans. For these loans, the Bank evaluates credit quality based on the aging status of the loan and designates as performing and nonperforming.

The following summarizes designated internal risk categories by portfolio segment for loans that the Bank assigns a risk rating and those that Bank evaluates based on the performance status:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$136,158	$152,767	$130,994	$60,918	$65,856	$287,026	$13,636	$847,355
Special Mention	1,927	6,385	5,920	1,904	8,222	16,244	1,994	42,596
Substandard	—	—	—	1,530	704	6,524	—	8,758
Total Commercial real estate	$138,085	$159,152	$136,914	$64,352	$74,782	$309,794	$15,630	$898,709
Residential mortgage
Pass	$39,146	$27,612	$41,031	$14,758	$10,492	$27,274	$402	$160,715
Special Mention	588	82	593	397	826	2,457	62	5,005
Substandard	—	—	—	—	—	218	—	218
Total Residential Mortgage	$39,734	$27,694	$41,624	$15,155	$11,318	$29,949	$464	$165,938
Commercial and industrial
Pass	$12,319	$24,259	$34,830	$15,614	$13,922	$17,780	$25,147	$143,871
Special Mention	128	303	290	529	140	459	2,014	3,863
Substandard	7	135	499	91	9	1,597	2,272	4,610
Total Commercial and industrial	$12,454	$24,697	$35,619	$16,234	$14,071	$19,836	$29,433	$152,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110
Real estate construction
Pass	$19,766	$39,758	$3,953	$1,160	$—	$2,604	$8,003	$75,244
Special Mention	—	465	—	92	—	725	—	1,282
Substandard	—	—	—	—	—	69	—	69
Total Real estate construction	$19,766	$40,223	$3,953	$1,252	$—	$3,398	$8,003	$76,595
Home equity lines of credit
Pass	$300	$99	$—	$—	$—	$131	$5,235	$5,765
Special Mention	—	—	—	—	—	—	727	727
Substandard	—	—	—	—	—	362	—	362
Total Home equity lines of credit	$300	$99	$—	$—	$—	$493	$5,962	$6,854
Performance Rated:
Residential mortgage
Performing	$33,884	$45,221	$14,878	$16,184	$9,059	$108,021	$156	$227,403
Nonperforming	—	—	—	—	—	848	—	848
Total Residential Mortgage	$33,884	$45,221	$14,878	$16,184	$9,059	$108,869	$156	$228,251
Home equity lines of credit
Performing	$23	$38	$—	$13	$94	$4,742	$77,745	$82,655
Nonperforming	—	—	—	—	—	92	562	654
Total Home equity lines of credit	$23	$38	$—	$13	$94	$4,834	$78,307	$83,309
Consumer
Performing	$2,351	$2,685	$778	$522	$271	$1,085	$2,259	$9,951
Nonperforming	—	—	—	—	—	—	3	3
Total Consumer	$2,351	$2,685	$778	$522	$271	$1,085	$2,262	$9,954
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$78	$67	$396
Real estate construction
Performing	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Real estate construction	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Portfolio loans
Pass	$207,689	$244,495	$210,808	$92,450	$90,270	$334,815	$52,423	$1,232,950
Special Mention	2,643	7,235	6,803	2,922	9,188	19,885	4,797	53,473
Substandard	7	135	499	1,621	713	8,770	2,272	14,017
Performing	41,829	48,697	15,831	16,929	9,594	114,715	80,160	327,755
Nonperforming	—	—	—	—	—	940	565	1,505
Total Portfolio loans	$252,168	$300,562	$233,941	$113,922	$109,765	$479,125	$140,217	$1,629,700
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$188	$67	$506

The information presented in the preceding table is not required to be disclosed for periods prior to the adoption of CECL. The following table presents the most comparable required information, the recorded investment in loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of December 31, 2022:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Total
December 31, 2022
Pass	$175,633	$789,017	$78,673	$355,888	$82,366	$11,336	$1,492,913
Special Mention	4,035	29,540	1,818	5,803	712	—	41,908
Substandard	1,290	5,554	—	214	385	—	7,443
Total Portfolio Loans	$180,958	$824,111	$80,491	$361,905	$83,463	$11,336	$1,542,264

Performing Loans	$180,177	$822,238	$80,491	$361,200	$82,965	$11,336	$1,538,407
Nonperforming Loans	781	1,873	—	705	498	—	3,857
Total Portfolio Loans	$180,958	$824,111	$80,491	$361,905	$83,463	$11,336	$1,542,264
The following table summarizes the allowance for credit losses by loan portfolio class for the year ended December 31, 2023:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Credit Losses
Beginning balance - January 1, 2023	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
Impact of CECL adoption	(762)	1,106	1,347	297	17	(142)	(245)	1,618
Charge-offs	(110)	—	—	—	—	(396)	—	(506)
Recoveries	64	—	—	—	—	72	—	136
Provisions (credits)	8	888	(277)	(23)	33	231	—	860
Ending balance - December 31, 2023	$2,048	$12,010	$2,070	$3,303	$397	$141	$—	$19,969
The following table summarizes the allowance for loan losses by loan portfolio class for the year ended December 31, 2022:

(In thousands)	Commercial and Industrial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses
Beginning balance - January 1, 2022	$3,176	$10,716	$616	$3,235	$501	$408	$381	$19,033
Charge-offs	(238)	(831)	—	(3)	(33)	(181)	—	(1,286)
Recoveries	58	—	—	5	22	29	—	114
Provisions (credits)	(148)	131	384	(208)	(143)	120	(136)	—
Ending balance - December 31, 2022	$2,848	$10,016	$1,000	$3,029	$347	$376	$245	$17,861
The following summarizes information relative to individually evaluated loans by loan portfolio class as of December 31, 2022:

	Individually Evaluated Loans with Allowance			Individually Evaluated Loans with No Allowance
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial and industrial	$781	$781	$628	$—	$—
Commercial real estate	350	350	192	4,984	4,984
Total	$1,131	$1,131	$820	$4,984	$4,984

The following summarizes information in regards to the average of individually evaluated loans and related interest income by loan portfolio class as of December 31, 2022:

	Individually Evaluated Loans with Allowance		Individually Evaluated Loans with No Allowance
(In thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
December 31, 2022
Commercial and industrial	$991	$—	$2	$—
Commercial real estate	856	—	5,566	589
Total	$1,847	$—	$5,568	$589

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31:

(In thousands)	2023	2022
Land	$5,418	$5,418
Buildings and improvements	33,249	32,515
Furniture and equipment	14,813	14,598
Construction in process	81	8
Total premises and equipment	53,561	52,539
Accumulated depreciation	(27,278)	(25,486)
Premises and equipment, net	$26,283	$27,053
Depreciation expense was $1.9 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in two partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2023 and 2022, the carrying value of these investments was $1.0 million and $1.1 million, respectively. In December 2022, ACNB Corporation sold one limited partnership resulting in a $421 thousand gain.

NOTE 7 — LEASES
The Corporation enters into noncancellable lease arrangements primarily for some of its community banking offices. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which are generally contractually stipulated. Many of these lease arrangements provide the Corporation with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities, when it is reasonably certain the Corporation will exercise its renewal option. As most of the Corporation’s leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Corporation’s lease arrangements do not contain any material residual value guarantees or material restrictive covenants.
The following ROU assets and lease liabilities are reported within the Consolidated Statements of Condition as follows:

(In thousands)	December 31, 2023	December 31, 2022
Operating Leases:
ROU assets	$2,615	$3,162
Lease liabilities	2,615	3,162
Weighted average remaining lease term	4.7 years	5.0 years
Weighted average discount rate	5.61%	5.42%

Supplemental cash flow information related to operating leases for the years ended December 31:

(In thousands)	2023	2022
Operating cash flows from operating leases	$924	$964
As of December 31, 2023, the Corporation did not have any significant additional operating or finance leases that had not yet commenced.
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2023:

Year	(In thousands)
2024	$827
2025	785
2026	632
2027	428
2028	393
Thereafter	367
Total minimum lease payments	3,432
Less: amount representing interest (1)	817
Present value of net minimum lease payments	$2,615
_______________________________
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $44.2 million as of both December 31, 2023 and 2022. There were no goodwill impairment charges in 2023 based on the annual goodwill assessment. On February 28, 2022, ACNB Insurance Services, Inc. completed its acquisition of Hockley & O’Donnell of Gettysburg, Pennsylvania. The purchase price was $7.8 million and was funded with all cash and no additional contingent payments were required. The acquisition of Hockley & O’Donnell resulted in goodwill of approximately $2.1 million and generated $5.7 million in customer list and non-compete covenants intangible assets.
Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on ACNB Insurance Services, Inc. or the Bank’s outstanding goodwill from its most recent testing. There were no impairment losses or accumulated impairment losses associated with goodwill as of December 31, 2023 and 2022.
The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

	2023		2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
ACNB Insurance Services - amortizing intangible assets	$16,331	$8,956	$16,151	$8,177
Core deposit intangibles	5,978	4,271	5,978	3,620
	$22,309	$13,227	$22,129	$11,797

Amortization expense was $1.4 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
The following table shows the amortization expense of the intangible assets for future periods:

Year	(in thousands)
2024	$1,244
2025	1,115
2026	1,004
2027	857
2028	711
Thereafter	4,151
$9,082

NOTE 9 — DEPOSITS
Deposits were comprised of the following as of December 31:

(In thousands)	2023	2022
Noninterest-bearing demand deposits	$500,332	$595,049
Interest-bearing demand deposits	524,289	592,586
Money market	264,907	310,911
Savings	340,134	407,299
Total demand and savings	1,629,662	1,905,845
Time	232,151	293,130
Total deposits	$1,861,813	$2,198,975
Scheduled maturities of time certificates of deposit at December 31, 2023, were as follows (in thousands):

	Time Deposits
Year	Less than $250,000	$250,000 or more
2024	$145,891	$39,351
2025	30,168	3,780
2026	6,643	254
2027	4,322	—
2028	1,726	—
Thereafter	16	—
	$188,766	$43,385

NOTE 10 — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$26,882	0.15%	$41,954	0.12%
FHLB Advances	30,000	5.64	—	—
Total	$56,882	3.05%	$41,954	0.12%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $9.4 million at December 31, 2023. The Bank also has lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2023 and 2022.
A summary of long-term borrowings and their weighted-average contractual rates as of December 31 is as follows:

	2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$—	—%
2027	60,000	4.64	—	—
2028	35,000	4.23	—	—
Trust preferred subordinated debt	5,292	7.28	6,000	3.21
Subordinated debt	15,000	4.00	15,000	4.00
	$195,292	4.62%	$21,000	3.78%
The long-term FHLB advances are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $867.2 million, of which $661.7 million was available at December 31, 2023.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 basis points over three-month SOFR. On December 15, 2023 the most recent interest rate reset date, the interest rate was adjusted to 7.28% for the period ending March 14, 2024. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
On March 30, 2021, ACNB entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Corporation sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031. The Subordinated Notes bear interest at a fixed rate of 4.00% per year, from and including March 30, 2021 to, but excluding, March 31, 2026 or earlier redemption date. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 90-day average SOFR plus 329 basis points. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than the 90-day average SOFR. The Subordinated Notes were issued by the Corporation to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes have a stated maturity of March 31, 2031, are redeemable by the Corporation at its option, in whole or in part, on or after March 30, 2026, and at any time upon the occurrences of certain events. The subordinated debt is considered Tier 2 capital for the consolidated capital ratios.

NOTE 11 — FAIR VALUE MEASUREMENTS
Fair value is the exchange price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
Fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Quoted prices for similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets measured at fair value and the basis of measurement used at December 31:

		2023
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$928	$—	$—	$928
AFS Investment Securities:
U.S. Government and agencies		—	156,795	—	156,795
Mortgage-backed securities		—	265,204	—	265,204
Corporate bonds		—	29,694	—	29,694
Total AFS Investment Securities	Recurring	—	451,693	—	451,693
Loans held for sale	Recurring	—	280	—	280
Individually evaluated loans	Non-recurring	—	—	242	242
Foreclosed assets held for resale	Non-recurring	—	—	467	467

		2022
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$1,719	$—	$—	$1,719
AFS Investment Securities:
U.S. Government and agencies		—	210,999	—	210,999
Mortgage-backed securities		—	295,718	—	295,718
State and municipal		—	15,235	—	15,235
Corporate bonds		—	31,602	—	31,602
Total AFS Investment Securities	Recurring	—	553,554	—	553,554
Loans held for sale	Recurring	—	123	—	123
Individually evaluated loans	Non-recurring	—	—	3,773	3,773
Foreclosed assets held for resale	Non-recurring	—	—	474	474
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.
Available for sale investment securities – Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing. Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.
• U.S. Government and agencies – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
• Mortgage-backed/State and municipal securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
• Corporate bonds – This category consists of subordinated and senior debt issued by financial institutions and are classified as Level 2 investments. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2023 and 2022, were measured as the price that secondary market investors were offering for loans with similar characteristics. See “Note 1 - Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.
Individually evaluated loans – This category consists of loans that were individually evaluated for impairment and have a specific reserve. They are classified as Level 3 assets.
Foreclosed assets held for resale – This category consists of foreclosed assets that are held for resale and classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value as of December 31:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
2023
Individually evaluated loans	$242	Appraisal of collateral (1)	Appraisal adjustments (2)	(33)%–(100)%	(94)%

2022
Individually evaluated loans	$3,773	Appraisal of collateral (1)	Appraisal adjustments (2)	(10)%–(50)%	(48)%
_______________________________
(1) Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments as of December 31:

	2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,442	$21,442	$7,063	$14,379	$—
Interest-bearing deposits with banks	44,516	44,516	44,516	—	—
Equity securities with readily determinable fair values	928	928	928	—	—
Investment securities available for sale	451,693	451,693	—	451,693	—
Investment securities held to maturity	64,600	59,057	—	59,057	—
Loans held for sale	280	280	—	280	—
Loans, net	1,608,019	1,562,703	—	—	1,562,703
Accrued interest receivable	8,080	8,080	—	8,080	—
Restricted investment in bank stocks	9,677	9,677	—	9,677	—

Financial liabilities:
Demand deposits, savings, and money markets	1,629,662	1,391,709	—	1,391,709	—
Time deposits	232,151	221,770	—	221,770	—
Securities sold under repurchase agreements	26,882	23,666	—	23,666	—
FHLB Advances	205,000	206,950	—	206,950	—
Trust preferred and subordinated debt	20,292	16,992	—	16,992	—
Accrued interest payable	794	794	—	794	—

	2022
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,067	$40,067	$6,977	$33,090	$—
Interest-bearing deposits with banks	128,094	128,094	128,094	—	—
Equity securities with readily determinable fair values	1,719	1,719	1,719	—	—
Investment securities available for sale	553,554	553,554	—	553,554	—
Investment securities held to maturity	64,977	58,078	—	58,078	—
Loans held for sale	123	123	—	123	—
Loans, net	1,520,749	1,458,556	—	—	1,458,556
Accrued interest receivable	6,915	6,915	—	6,915	—
Restricted investment in bank stocks	1,629	1,629	—	1,629	—

Financial liabilities:
Demand deposits, savings, and money markets	1,905,845	1,905,845	—	1,905,845	—
Time deposits	293,130	276,182	—	276,182	—
Securities sold under repurchase agreements	41,954	41,954	—	41,954	—
Trust preferred and subordinated debt	21,000	18,648	—	18,648	—
Accrued interest payable	51	51	—	51	—
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

NOTE 12 — RETIREMENT PLANS
Defined-Contribution 401(k) Retirement Plans
The Bank maintains a 401(k) retirement plan for the benefit of eligible employees. The plan allows employees to contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides for the Bank to match 100% of the employee’s contribution to the plan up to 3% of the employee’s compensation, plus 50% the employee’s contribution to the plan on the next 2% of the employee’s compensation. Matching contributions vest immediately to the employee. Bank contributions to the plan were $999 thousand and $901 thousand for 2023 and 2022, respectively, and were included as a component of salaries and employee benefits expense.
ACNB Insurance Services, Inc. has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. ACNB Insurance Services, Inc.’s contributions to the plan were $183 thousand and $157 thousand for 2023 and 2022, respectively, and were included as a component of salaries and employee benefits expense.
Nonqualified Compensation Plans
The Bank maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2023 and 2022, totaled $4.5 million and $4.1 million, respectively. The annual expense included in salaries and employee benefits expense totaled $953 thousand and $628 thousand during the years ended December 31, 2023 and 2022, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.

Defined Benefit Pension Plan
The Bank has a non-contributory, defined benefit pension plan. No employee hired after March 31, 2012 is eligible to participate in the plan. Retirement benefits are a function of both years of service and compensation. As of the last annual census, the Bank had a combined 336 active, vested terminated, and retired persons in the plan. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth by ERISA. The Bank uses a measurement date of December 31 for this plan.
The following table summarized the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

(In thousands)	2023	2022
Change in benefit obligation:
Projected Benefit obligation at beginning of year	$30,226	$39,123
Service cost	495	777
Interest cost	1,493	1,052
Actuarial gain (loss)	983	(9,141)
Benefits paid	(1,703)	(1,585)
Projected benefit obligation at end of year	31,494	30,226
Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	43,119	50,218
Actual return on plan assets	5,011	(5,514)
Benefits paid	(1,703)	(1,585)
Fair value of plan assets at end of year	46,427	43,119

Funded Status, included in other assets	$14,933	$12,893
The amounts recognized in accumulated other comprehensive income (loss) are as follows:

(In thousands)	2023	2022
Total net actuarial loss (pre-tax)	$5,120	$6,887
For the years ended December 31, 2023 and 2022, the assumptions used to determine the benefit obligation are as follows:

	2023	2022
Discount rate	4.90%	5.10%
Rate of compensation increase	3.50%	3.50%
The discount rate assumption used to determine the benefit obligation decreased since last year. This change results in an increase in the benefit obligation.

The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan are as follows for the years ended December 31 :

(In thousands)	2023	2022
Components of net periodic benefit cost (income):
Service cost	$495	$777
Interest cost	1,493	1,052
Expected return on plan assets	(2,653)	(3,136)
Recognized net actuarial loss	392	407
Net Periodic Benefit Income	(273)	(900)
Net gain	(1,375)	(491)
Amortization of net loss	(392)	(407)
Total recognized in other comprehensive income (loss)	(1,767)	(898)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$(2,040)	$(1,798)
The assumptions used to determine the net periodic benefit cost (income) are as follows for the years ended December 31:

	2023	2022
Discount rate	5.10%	2.75%
Expected long-term rate of return on plan assets	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%
The Corporation’s comparison of obligations to plan assets at December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Projected benefit obligation	$31,494	$30,226
Accumulated benefit obligation	30,411	29,150
Fair value of plan assets at measurement date	46,427	43,119
For the year ended December 31, 2023 the mortality assumption was updated to reflect the most recently published mortality information through October 2023. Estimated future benefit payments are as follows:

Year	(in thousands)
2024	$2,010
2025	2,060
2026	2,070
2027	2,060
2028	2,060
2029-2033	10,750
The Corporation’s overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of assets types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status and plan expense, and any applicable regulatory requirements. The weighted-average assets’ allocation in the following table represents the Corporation’s conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.

The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2023 and 2022, are as follows:

	2023	2022
Equity securities	43%	46%
Debt securities	54	49
Real property	3	5
	100%	100%
Equity securities included $3.9 million of the Corporation’s common stock, or 8%, of total plan assets, and $3.3 million, or 8%, of total plan assets, at December 31, 2023 and 2022, respectively.
Fair value measurements were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023
Equity securities	$20,123	$3,876	$16,247	$—
Debt securities	24,891	—	24,891	—
Real estate	1,413	—	1,413	—
Total	$46,427	$3,876	$42,551	$—

December 31, 2022
Equity securities	$19,749	$3,339	$16,410	$—
Debt securities	21,228	—	21,228	—
Real estate	2,142	—	2,142	—
Total	$43,119	$3,339	$39,780	$—

NOTE 13 — INCOME TAXES
The components of income tax expense were as follows:

(In thousands)	2023	2022
Current:
Federal	$7,924	$7,461
State	(534)	1,259
Total	7,390	8,720
Deferred:
Federal	755	592
State	16	(113)
Total	771	479
Provision for income taxes	$8,161	$9,199

The differences between the ETR and the federal statutory income tax rate are as follows:

	2023	2022
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.5	1.8
Tax-exempt income	(1.3)	(1.1)
Earnings on investment in bank-owned life insurance	(1.0)	(0.7)
Tax credit benefits	—	(0.6)
Other	0.3	0.1
Effective income tax rate	20.5%	20.5%
The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

(In thousands)	2023	2022
Deferred tax assets:
Investment securities available for sale	$12,052	$15,210
Allowance for credit losses	4,533	4,128
Accrued deferred compensation	1,166	1,064
Pension	1,162	1,608
Deferred director fees	1,097	978
Other	783	719
Lease liability	742	731
Nonaccrual interest	740	792
Allowance for unfunded commitments	390	—
Accumulated depreciation	3	—
Purchase accounting	—	149
Total gross deferred tax assets	22,668	25,379
Deferred tax liabilities:
Prepaid benefit cost	4,552	4,571
Goodwill and intangibles, net	1,439	1,462
Right of use asset	742	731
Prepaid expenses	67	179
Deferred loan fees	57	66
Accumulated depreciation	—	208
Purchase accounting	25	—
Total gross deferred tax liabilities	6,882	7,217
Net deferred tax asset	$15,786	$18,162
Rehabilitation and low-income housing income tax credits were $14 thousand and $281 thousand, during 2023 and 2022, respectively.
The Corporation did not have any uncertain tax positions at December 31, 2023 and 2022. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states for which income is derived. The Corporation is no longer subject to examination by taxing authorities for year before 2019.

NOTE 14 — REGULATORY MATTERS
Regulatory Capital Requirements
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
Minimum regulatory capital requirements established by Basel III rules require the Corporation and the Bank to:
•Meet a minimum Tier 1 leverage capital ratio of 4.0% of average assets;
•Meet a minimum Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets;
•Meet a minimum Tier 1 capital ratio of 6.0% of risk-weighted assets;
•Meet a minimum Total capital ratio of 8.0% of risk-weighted assets;
•Maintain a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus; and,
•Comply with the definition of capital to improve the ability of regulatory capital instruments to absorb losses.
Management believes, as of December 31, 2023, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. There are no subsequent conditions or events that management believes have changed the Bank’s category.

The actual and required regulatory capital levels, leverage ratios and risk-based capital ratios as of December 31:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions (2)
(Dollars in thousands)	Amount	Ratio	Amount (1)	Ratio (1)	Amount	Ratio
CORPORATION
2023
Tier 1 Leverage Capital (to average assets)	$280,135	11.57%	$96,822	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	274,844	15.16	81,562	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	280,135	15.46	108,749	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	315,564	17.41	144,999	8.0	N/A	N/A
2022
Tier 1 Leverage Capital (to average assets)	$258,468	9.91%	$104,372	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	252,468	15.00	75,733	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	258,468	15.36	100,978	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	291,421	17.32	134,637	8.0	N/A	N/A
ACNB BANK
2023
Tier 1 Leverage Capital (to average assets)	$268,314	11.12%	$96,494	4.0%	$120,618	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	268,314	14.86	81,260	4.5	117,375	6.5
Tier 1 Capital (to risk-weighted assets)	268,314	14.86	108,346	6.0	144,462	8.0
Total Capital (to risk-weighted assets)	288,742	15.99	144,462	8.0	180,577	10.0
2022
Tier 1 Leverage Capital (to average assets)	$246,184	9.50%	$103,690	4.0%	$129,612	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	246,184	14.68	75,441	4.5	108,971	6.5
Tier 1 Capital (to risk-weighted assets)	246,184	14.68	100,588	6.0	134,118	8.0
Total Capital (to risk-weighted assets)	264,137	15.76	134,118	8.0	167,647	10.0
_______________________________
(1) Amounts and ratios do not include capital conservation buffer.
(2) N/A - Not applicable as “well capitalized” applies only to banks.
Dividend Restrictions
Dividend payments by the Bank to the Corporation are subject to certain legal and regulatory limitations. As of December 31, 2023 $48.3 million of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statement of Condition.
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Corporation generally holds collateral and/or personal guarantees supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at December 31, 2023 and 2022.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

(In thousands)	2023	2022
Commitments to extend credit	$403,300	$401,786
Standby letters of credit	21,029	11,429
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

NOTE 16 — EARNINGS PER SHARE
The Corporation has a simple capital structure. Basic earnings per share of common stock is calculated as net income available to common stockholders divided by the weighted average number of shares outstanding less unvested restricted stock at the end of the period. Diluted earnings per share is calculated as net income available to common stockholders divided by the weighted average number of shares outstanding.

	Years Ended December 31,
	2023	2022
Weighted average shares outstanding (basic)	8,507,803	8,623,012
Unvested shares	28,322	—
Weighted average shares outstanding (diluted)	8,536,125	8,623,012
Per share:
Basic	$3.72	$4.15
Diluted	3.71	4.15

NOTE 17 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
Other comprehensive income includes unrealized gains and losses on investment securities AFS and unrealized gains and losses on changes in funded status of the pension plan which are also recognized as separate components of equity. The components of the accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(3,474)	$(6,071)	$(9,545)
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Unrealized losses on AFS securities, net of tax	(50,192)	—	(50,192)
Realized losses on securities, net of tax	193	—	193
Amortization of unrealized losses on securities transferred to HTM, net of tax	739	—	739
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	317	317
Unrecognized pension net gain, net of tax	—	476	476
Net current period other comprehensive (loss) income	(49,260)	793	(48,467)
Balance at December 31, 2022	(52,734)	(5,278)	(58,012)
Amounts reclassified from accumulated other comprehensive loss, net of tax:
Unrealized gain on AFS securities, net of tax	6,814	—	6,814
Realized losses on securities, net of tax	4,052	—	4,052
Amortization of unrealized losses on securities transferred to HTM, net of tax	916	—	916
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	258	258
Unrecognized pension net gain, net of tax	—	1,063	1,063
Net current period other comprehensive income	11,782	1,321	13,103
Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Dividend Reinvestment Plan
In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2023, 20,361 shares were issued under this plan with proceeds in the amount of $721 thousand. During 2022, 20,908 shares were issued under this plan with proceeds in the amount of $713 thousand. Proceeds are used for general corporate purposes.
Stock Incentive Plan
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
As of December 31, 2023, 99,381 shares were issued under this plan, of which 32,993 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $1.0 million and $729 thousand of compensation expense during the years ended December 31, 2023 and 2022, respectively.
Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 61,066 treasury shares purchased under this plan during the year ended December 31, 2023.

NOTE 18 — PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2023	2022
ASSETS
Cash	$16,647	$18,263
Investment in banking subsidiary	258,748	225,806
Investment in other subsidiaries	20,023	18,757
Securities and other assets	1,107	1,797
Receivable from banking subsidiary	1,355	1,508
Total Assets	$297,880	$266,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$20,292	$21,000
Other liabilities	127	89
Stockholders’ equity	277,461	245,042
Total Liabilities and Stockholders’ Equity	$297,880	$266,131

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2023	2022
Dividends from banking subsidiary	$9,702	$9,117
Net (loss) gain on sales of securities	(7)	13
Other Income	41	519
	9,736	9,649
Expenses	1,934	1,653
	7,802	7,996
Income tax benefit	413	516
	8,215	8,512
Equity in undistributed earnings of subsidiaries	23,473	27,240
Net Income	$31,688	$35,752
Comprehensive Income (Loss)	$44,791	$(12,715)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,688	$35,752
Equity in undistributed earnings of subsidiaries	(23,473)	(27,240)
(Increase) decrease in receivable from banking subsidiary	153	(311)
Gain on sale of equity securities	(7)	(13)
Mark-to-market gain on equity securities	—	177
Gain on sale of low-income housing partnership	—	(421)
Other	439	(308)
Net Cash Provided by Operating Activities	8,800	7,636
CASH FLOWS FROM INVESTING ACTIVITIES
Return on investment from subsidiary	—	13,000
Proceeds from sale of low-income housing partnership	—	421
Proceeds from sale of equity securities	592	811
Net Cash Used in Investing Activities	592	14,232
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term borrowings	—	(2,700)
Dividends paid	(9,702)	(9,117)
Common stock repurchased	(2,027)	(6,681)
Common stock issued	721	1,442
Net Cash Used in Financing Activities	(11,008)	(17,056)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,616)	4,812
CASH AND CASH EQUIVALENTS — BEGINNING	18,263	13,451
CASH AND CASH EQUIVALENTS — ENDING	$16,647	$18,263

NOTE 19 — SEGMENT AND RELATED INFORMATION
The Corporation has two reporting segments, the Bank and ACNB Insurance Services, Inc. as discussed further in Note 1 - “Summary of Significant Accounting Policies.”
Segment information for the years ended December 31:

(In thousands)	Banking	Insurance	Total
2023
Interest income and other income from external customers	$105,766	$9,319	$115,085
Interest expense	8,320	—	8,320
Depreciation and amortization expense	2,515	847	3,362
Income before income taxes	38,148	1,701	39,849
Total assets	2,399,151	19,696	2,418,847
Goodwill	35,800	8,385	44,185
Capital expenditures	424	744	1,168
2022
Interest income and other income from external customers	$101,240	$7,616	$108,856
Interest expense	3,591	33	3,624
Depreciation and amortization expense	2,995	801	3,796
Income before income taxes	43,639	1,312	44,951
Total assets	2,505,353	20,154	2,525,507
Goodwill	35,800	8,385	44,185
Capital expenditures	1,783	28	1,811

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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2023. The Corporation believes that the accompanying consolidated financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
During the first quarter of 2023, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13. There were no other changes made to the Corporation’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
ACNB is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with GAAP and, as such, include some amounts that are based on management’s best estimates and judgments.
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
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2023, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).
ACNB’s independent registered public accounting firm, which audited the consolidated financial statements included in this annual report, has issued an attestation report on ACNB’s internal control over financial reporting as of December 31, 2023 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

/s/ JAMES P. HELT	/s/ JASON H. WEBER
James P. Helt President & Chief Executive Officer	Jason H. Weber Executive Vice President/Treasurer & Chief Financial Officer

ITEM 9B—OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report” and “Delinquent Section 16(a) Reports” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2024 Annual Meeting of Stockholders, which pages are incorporated herein by reference.
The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as most recently approved by the Corporation’s Board of Directors on February 20, 2024, is available under the Governance Documents section of the Corporation’s Investor Relations website at investor.acnb.com. A request for the Corporation’s Code of Ethics can be made either in writing to Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.
There have been no material changes to the procedures by which stockholders may recommend nominees to the Corporation’s Board of Directors.

ITEM 11—EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Director Compensation,” “Executive Compensation” and “Potential Payments Upon Termination or Change In Control” in ACNB Corporation’s 2024 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2024 definitive Proxy Statement.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	474,674
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	474,674
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2024 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2024 definitive Proxy Statement.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. FINANCIAL STATEMENTS
The following financial statements are filed as part of this report:
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

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

Exhibit 10.1
ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to James P. Helt, David W. Cathell, Lynda L. Glass, Douglas A. Seibel and Laurie A. Laub. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.31	Amended and Restated Employment Agreement between ACNB Bank and Laurie A. Laub dated as of October 6, 2022.

Exhibit 10.32	First Amendment to ACNB Bank Salary Continuation Agreement by and between ACNB Bank and Laurie A. Laub dated as of October 6, 2022.

Exhibit 10.33	Salary Continuation Agreement by and between ACNB Bank and Laurie A. Laub dated as of October 6, 2022.

Exhibit 10.34
First Amendment to ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan dated December 31, 2014 (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 10.35
ACNB Bank 2023 Executive Supplemental Life Insurance Plan dated November 1, 2023 and Participant Election Form (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 18
Preferability Letter from ParenteBeard LLC dated as of August 3, 2012. (Incorporated by reference to Exhibit 18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Commission on August 3, 2012.)

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Crowe LLP

Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 97	Excess Incentive Compensation Recovery Policy Statement

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit 101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit 104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16—FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION	March 14, 2024
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2024, by the following persons in the capacities indicated.

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