Form 10-Q
period 2024-03-31
ACNB CORP
filed 2024-05-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of the Registrant’s Common Stock outstanding on May 1, 2024, was 8,539,575.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
AFS	Available for Sale
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CECL	Current Expected Credit Loss
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
LIBOR	London Inter-Bank Offered Rate
Market Area	Southcentral Pennsylvania and Northern Maryland
PPP	Paycheck Protection Program
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$17,395	$21,442
Interest-bearing deposits with banks	35,740	44,516
Total Cash and Cash Equivalents	53,135	65,958
Equity securities with readily determinable fair values	918	928
Investment securities available for sale, at estimated fair value	425,114	451,693
Investment securities held to maturity, at amortized cost (fair value $58,084, $59,057)	64,594	64,600
Loans held for sale	88	280
Total loans, net of unearned income	1,664,980	1,627,988
Less: Allowance for credit losses	(20,172)	(19,969)
Loans, net	1,644,808	1,608,019
Premises and equipment, net	25,916	26,283
Right of use asset	2,447	2,615
Restricted investment in bank stocks	10,877	9,677
Investment in bank-owned life insurance	80,348	79,871
Investments in low-income housing partnerships	971	1,003
Goodwill	44,185	44,185
Intangible assets, net	8,761	9,082
Foreclosed assets held for resale	467	467
Other assets	51,659	54,186
Total Assets	$2,414,288	$2,418,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$499,583	$500,332
Interest-bearing	1,335,641	1,361,481
Total Deposits	1,835,224	1,861,813
Short-term borrowings	17,303	56,882
Long-term borrowings	255,302	195,292
Lease liability	2,447	2,615
Allowance for unfunded commitments	1,569	1,719
Other liabilities	22,523	23,065
Total Liabilities	2,134,368	2,141,386

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,928,441 and 8,896,119 shares issued; 8,539,575 and 8,511,453 shares outstanding at March 31, 2024 and December 31, 2023, respectively	22,315	22,231
Treasury stock, at cost; 388,866 and 384,666 shares at March 31, 2024 and December 31, 2023, respectively	(11,101)	(10,954)
Additional paid-in capital	97,818	97,602
Retained earnings	217,712	213,491
Accumulated other comprehensive loss	(46,824)	(44,909)
Total Stockholders’ Equity	279,920	277,461
Total Liabilities and Stockholders’ Equity	$2,414,288	$2,418,847
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$21,470	$18,898
Tax-exempt	319	356
Securities:
Taxable	2,911	3,286
Tax-exempt	284	314
Dividends	240	41
Other	750	1,014
Total Interest and Dividend Income	25,974	23,909
INTEREST EXPENSE
Deposits	2,160	473
Short-term borrowings	339	17
Long-term borrowings	2,882	327
Total Interest Expense	5,381	817
Net Interest Income	20,593	23,092
Provision for credit losses	223	97
(Reversal of) provision for unfunded commitments	(151)	276
Net Interest Income after Provisions for Credit Losses and Unfunded Commitments	20,521	22,719
NONINTEREST INCOME
Insurance commissions	2,115	1,902
Service charges on deposits	991	962
Wealth management	962	840
ATM debit card charges	819	823
Earnings on investment in bank-owned life insurance	477	442
Gain from mortgage loans held for sale	48	17
Net gains (losses) on sales or calls of investment securities	69	(193)
Net (losses) gains on equity securities	(10)	20
Other	196	171
Total Noninterest Income	5,667	4,984
NONINTEREST EXPENSES
Salaries and employee benefits	11,168	10,442
Equipment	1,729	1,607
Net occupancy	1,130	1,037
Professional services	616	382
FDIC and regulatory	375	249
Other tax	370	337
Intangible assets amortization	321	360
Supplies and postage	191	206
Marketing and corporate relations	88	154
Other	1,674	1,508
Total Noninterest Expenses	17,662	16,282
Income before Income Taxes	8,526	11,421
Provision for income taxes	1,758	2,398
Net Income	$6,768	$9,023
PER SHARE DATA
Basic and diluted earnings	$0.80	$1.06

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
NET INCOME	$6,768	$9,023

OTHER COMPREHENSIVE (LOSS) INCOME
INVESTMENT SECURITIES
Unrealized (losses) gains arising during the period, net of income tax (benefit) expense of $(644) and $558, respectively	(2,198)	5,136
Reclassification adjustment for net AFS investment securities gains (losses) included in net income, net of income tax expense (benefit) of $16 and $(45), respectively	53	(146)
Total unrealized (loss) gain on AFS investment securities	(2,145)	4,990
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $63 and $223, respectively	215	1,014
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income taxes of $4 and $50, respectively	15	48
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,915)	6,052
TOTAL COMPREHENSIVE INCOME	$4,853	$15,075

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2024	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	(1,915)	(1,915)
Common stock shares issued (4,898 shares)	13	—	161	—	—	174
Repurchase shares (4,200 shares)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes (27,424 shares)	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	$22,315	$(11,101)	$97,818	$217,712	$(46,824)	$279,920

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchase shares (850 shares)	—	(29)	—	—	—	(29)
Restricted stock grants, net of forfeitures and withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	$22,198	$(8,956)	$96,415	$198,144	$(51,960)	$255,841

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,768	$9,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(48)	(17)
Earnings on investment in bank-owned life insurance	(477)	(442)
(Gain) loss on sales or calls of securities	(69)	193
Loss (gain) on equity securities	10	(20)
Restricted stock compensation expense	534	317
Depreciation and amortization	766	883
Provision for credit losses and provision for unfunded commitments	72	373
Net amortization of investment securities premiums	414	446
(Increase) decrease in interest receivable	(60)	18
Increase in interest payable	682	72
Mortgage loans originated for sale	(1,820)	(8,375)
Proceeds from sales of loans originated for sale	2,060	8,348
Decrease in other assets	3,589	606
Increase in deferred tax asset	(222)	(972)
(Decrease) increase in other liabilities	(1,381)	4,466
Net Cash Provided by Operating Activities	10,818	14,919
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	184	205
Proceeds from calls/maturities of investment securities available for sale	9,225	10,912
Proceeds from sales of investment securities available for sale	14,336	46,612
Proceeds from sale of equity securities	—	369
Redemption of equity securities	—	40
Purchase of restricted investment in bank stocks	(1,200)	(923)
Net (increase) decrease in loans	(37,012)	5,867
Capital expenditures	(78)	(58)
Net Cash Provided by (Used in) Investing Activities	(14,545)	63,024
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(749)	(694)
Net decrease in interest-bearing deposits	(25,840)	(142,459)
Net decrease in short-term borrowings	(39,579)	(11,660)
Proceeds from long-term borrowings	60,000	25,000
Dividends paid	(2,547)	(2,384)
Common stock repurchased	(147)	(29)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	(234)	188
Net Cash Used In Financing Activities	(9,096)	(132,038)
Net Decrease in Cash and Cash Equivalents	(12,823)	(54,095)
CASH AND CASH EQUIVALENTS — BEGINNING	65,958	168,161
CASH AND CASH EQUIVALENTS — ENDING	$53,135	$114,066
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,321	$745
Cash paid for income taxes	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    Basis of Presentation and Nature of Operations

ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 26 community banking offices, including 17 community banking office locations in Adams, Cumberland, Franklin and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices in Lancaster and York, Pennsylvania, and Hunt Valley, Maryland.

ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. The Corporation evaluates subsequent events through the filing date of this From 10-Q with the SEC. The results of operations for the three month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2023 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2024.

Recently Issued Accounting Standards

In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848)”. This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s FCA extension of the intended cessation date of LIBOR in the United States. The Corporation evaluated the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”. The amendments in this ASU are expected to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. The Corporation adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024, and will present any newly required annual disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024 and intends to adopt the amendments of ASU 2023-07 related to interim disclosure requirements effective January 1, 2025, and will present any newly required interim disclosures beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2025. Adoption of this standard is not expected to have a material impact on the Corporation’s Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding (basic)	8,493,104	8,511,244
Dilutive effect of unvested shares	18,544	11,732
Weighted average shares outstanding (diluted)	8,511,648	8,522,976
Per share:
Basic	$0.80	$1.06
Diluted	0.80	1.06

There were no antidilutive instruments at March 31, 2024 and 2023.

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

As of March 31, 2024, 138,019 shares were issued under this plan, of which 38,438 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $534 thousand and $495 thousand of compensation expense during the three months ended March 31, 2024 and 2023, respectively.

Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 65,266 treasury shares purchased under this plan through March 31, 2024.

Note 3 - Investment Securities

Fair value of equity securities with readily determinable fair values at March 31, 2024 and December 31, 2023, are as follows:

(In thousands)	Fair Value at Beginning of Period	Sales/reclassification	(Losses) Gains	Losses on sales of securities	Fair Value at End of Period
Three Months Ended March 31, 2024
CRA Mutual Fund	$928	$—	$(10)	$—	$918

Twelve Months Ended December 31, 2023
CRA Mutual Fund	$915	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	206	—	—	—
Stock in other banks	598	592	5	(11)	—
	$1,719	$798	$18	$(11)	$928

Amortized cost and fair value of securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Available for Sale
U.S. Government and agencies	$176,049	$—	$20,228	$155,821
Collateralized mortgage obligations	43,892	—	4,386	39,506
Residential mortgage-backed securities	173,920	—	21,340	152,580
Commercial mortgage-backed securities	66,136	3	4,485	61,654
Corporate bonds	18,109	—	2,556	15,553
	$478,106	$3	$52,995	$425,114

Held to Maturity
State and municipal	$62,310	$—	$6,387	$55,923
Residential mortgage-backed securities	2,284	—	123	2,161
	$64,594	$—	$6,510	$58,084

December 31, 2023
Available for Sale
U.S. Government and agencies	$176,458	$—	$19,663	$156,795
Collateralized mortgage obligations	45,189	—	4,105	41,084
Residential mortgage-backed securities	178,441	19	19,630	158,830
Commercial mortgage-backed securities	69,498	344	4,552	65,290
Corporate bonds	32,326	202	2,834	29,694
	$501,912	$565	$50,784	$451,693

Held to Maturity
State and municipal	$62,133	$—	$5,419	$56,714
Residential mortgage-backed securities	2,467	—	124	2,343
	$64,600	$—	$5,543	$59,057

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024, and December 31, 2023:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$155,821	$20,228	$155,821	$20,228
Collateralized mortgage obligations	—	—	39,506	4,386	39,506	4,386
Residential mortgage-backed securities	2,737	6	149,843	21,334	152,580	21,340
Commercial mortgage-backed securities	26,850	92	29,847	4,393	56,697	4,485
Corporate bonds	—	—	15,553	2,556	15,553	2,556
	$29,587	$98	$390,570	$52,897	$420,157	$52,995

Held to Maturity
State and municipal	$—	$—	$55,923	$6,387	$55,923	$6,387
Residential mortgage-backed securities	—	—	2,161	123	2,161	123
	$—	$—	$58,084	$6,510	$58,084	$6,510

December 31, 2023
Available for Sale
U.S. Government and agencies	$—	$—	$156,795	$19,663	$156,795	$19,663
Collateralized mortgage obligations	—	—	41,085	4,104	41,085	4,104
Residential mortgage-backed securities	—	—	156,295	19,630	156,295	19,630
Commercial mortgage-backed securities	—	—	33,063	4,553	33,063	4,553
Corporate bonds	—	—	15,279	2,834	15,279	2,834
	$—	$—	$402,517	$50,784	$402,517	$50,784

Held to Maturity
State and municipal	$—	$—	$56,713	$5,419	$56,713	$5,419
Residential mortgage-backed securities	—	—	2,344	124	2,344	124
	$—	$—	$59,057	$5,543	$59,057	$5,543

All mortgage-backed security investments are government sponsored enterprise pass-through instruments issued by the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation or they are issued by Government National Mortgage Association which is backed by the U.S. government.
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. In estimating credit events management considers whether it intends to sell the security, or if it is more likely than not that it will be required to sell the security before anticipated recovery, or if it does not expect to recover the entire amortized cost basis. The Corporation does not have an ACL for HTM investment securities as of March 31, 2024 and December 31, 2023.

Amortized cost and fair value at March 31, 2024, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$15,609	$15,265	$—	$—
Over 1 year through 5 years	117,054	105,401	1,960	1,732
Over 5 years through 10 years	59,495	49,245	23,643	23,572
Over 10 years	2,000	1,463	36,707	30,619
Mortgage-backed securities	283,948	253,740	2,284	2,161
	$478,106	$425,114	$64,594	$58,084

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Proceeds	$23,561	$57,524
Gross gains	87	228
Gross losses	18	421

At March 31, 2024, and December 31, 2023, securities with a carrying value of $186.1 million and $233.7 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

Note 4 -    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio:

(In thousands)	March 31, 2024	December 31, 2023
Commercial real estate	$930,109	$898,709
Residential mortgage	391,864	394,189
Commercial and industrial	157,085	152,344
Home equity lines of credit	87,475	90,163
Real estate construction	90,331	84,341
Consumer	9,789	9,954
Gross loans	1,666,653	1,629,700
Unearned income	(1,673)	(1,712)
Total loans, net of unearned income	$1,664,980	$1,627,988

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
March 31, 2024
Commercial real estate	$1,927	$—	$347	$2,274	$927,835	$930,109	$32
Residential mortgage	1,704	—	711	2,415	389,449	391,864	535
Commercial and industrial	52	—	158	210	156,875	157,085	—
Home equity lines of credit	257	23	652	932	86,543	87,475	652
Real estate construction	97	12	—	109	90,222	90,331	—
Consumer	—	—	—	—	9,789	9,789	—
Gross Loans	$4,037	$35	$1,868	$5,940	$1,660,713	$1,666,653	$1,219

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2023
Commercial real estate	$150	$347	$—	$497	$898,212	$898,709	$—
Residential mortgage	1,293	388	849	2,530	391,659	394,189	505
Commercial and industrial	50	—	159	209	152,135	152,344	—
Home equity lines of credit	414	—	654	1,068	89,095	90,163	654
Real estate construction	12	—	—	12	84,329	84,341	—
Consumer	8	—	3	11	9,943	9,954	3
Gross Loans	$1,927	$735	$1,665	$4,327	$1,625,373	$1,629,700	$1,162

Nonaccrual and Nonperforming Loans

Loans individually evaluated consist of nonaccrual loans, presented in the following table:

(In thousands)	With a Related Allowance	Without a Related Allowance	Total
March 31, 2024
Commercial real estate	$315	$1,107	$1,422
Residential mortgage	—	176	176
Commercial and industrial	937	—	937
Home equity lines of credit	—	181	181
	$1,252	$1,464	$2,716
December 31, 2023
Commercial real estate	$315	$1,164	$1,479
Residential mortgage	—	343	343
Commercial and industrial	1,004	—	1,004
Home equity lines of credit	—	185	185
	$1,319	$1,692	$3,011

During the three months ended March 31, 2024, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.

Total nonperforming loans are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$2,716	$3,011
Greater than or equal to 90 days past due and still accruing	1,219	1,162
Total nonperforming loans	$3,935	$4,173
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
Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change. The following table presents the amortized cost basis of individually evaluated loans as of the periods presented:

	Type of Collateral
(In thousands)	Business Assets	Real Estate
March 31, 2024
Commercial real estate	$—	$1,422
Residential mortgage	—	176
Commercial and industrial	937	—
Home equity lines of credit	—	181
Total	$937	$1,779

December 31, 2023
Commercial real estate	$—	$1,479
Residential mortgage	—	343
Commercial and industrial	1,004	—
Home equity lines of credit	—	185
Total	$1,004	$2,007

Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $1.3 million at both March 31, 2024 and December 31, 2023 and are included in nonperforming loans if they are greater than or equal to 90 days past due.

Loan Modifications

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

During both the three months ended March 31, 2024 and 2023, the Corporation did not modify any loans nor were there any commitments to lend any additional funds on existing modified loans.

The following presents the performance of loans modified in the previous twelve months as of March 31, 2024:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial and industrial	$292	$—	$—	$—

As of March 31, 2024, the Corporation had no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

Allowance for Credit Losses

The Corporation maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. The ACL consists of loans evaluated collectively and individually for expected credit losses. The Corporation considers the performance of the loan portfolio and its impact on the ACL and does not assign internal risk ratings to smaller balance, homogeneous loans such as certain residential mortgage, home equity lines of credit, construction loans to individuals secured by residential real estate and consumer loans. For these loans, the Corporation evaluates credit quality based on the aging status of the loan and designates as performing and nonperforming.

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$45,462	$135,864	$154,328	$129,033	$58,625	$343,722	$13,858	$880,892
Special Mention	—	1,960	5,082	6,422	2,220	23,578	1,530	40,792
Substandard	—	—	—	—	1,518	6,907	—	8,425
Total Commercial real estate	$45,462	$137,824	$159,410	$135,455	$62,363	$374,207	$15,388	$930,109
Residential mortgage
Pass	$4,161	$39,225	$25,230	$40,049	$14,573	$35,849	$339	$159,426
Special Mention	—	584	82	587	389	3,211	78	4,931
Substandard	—	—	—	—	—	245	—	245
Total Residential Mortgage	$4,161	$39,809	$25,312	$40,636	$14,962	$39,305	$417	$164,602
Commercial and industrial
Pass	$2,286	$11,844	$23,167	$33,374	$15,172	$30,579	$31,721	$148,143
Special Mention	37	167	297	268	480	547	1,812	3,608
Substandard	—	432	109	472	16	1,463	2,842	5,334
Total Commercial and industrial	$2,323	$12,443	$23,573	$34,114	$15,668	$32,589	$36,375	$157,085
Home equity lines of credit
Pass	$—	$299	$97	$—	$—	$128	$5,832	$6,356
Special Mention	—	—	—	—	—	—	742	742
Substandard	—	—	—	—	—	355	—	355
Total Home equity lines of credit	$—	$299	$97	$—	$—	$483	$6,574	$7,453
Real estate construction
Pass	$1,310	$25,096	$43,661	$2,353	$329	$1,155	$6,103	$80,007
Special Mention	—	—	459	—	—	706	—	1,165
Substandard	—	—	—	—	—	67	—	67
Total Real estate construction	$1,310	$25,096	$44,120	$2,353	$329	$1,928	$6,103	$81,239
Performance Rated:
Residential mortgage
Performing	$2,376	$36,651	$44,113	$14,262	$15,728	$113,526	$71	$226,727
Nonperforming	—	—	—	—	—	535	—	535
Total Residential Mortgage	$2,376	$36,651	$44,113	$14,262	$15,728	$114,061	$71	$227,262
Home equity lines of credit
Performing	$—	$22	$37	$—	$13	$3,746	$75,552	$79,370
Nonperforming	—	—	—	—	—	1	651	652
Total Home equity lines of credit	$—	$22	$37	$—	$13	$3,747	$76,203	$80,022
Consumer
Performing	$512	$2,085	$2,471	$677	$460	$1,180	$2,404	$9,789
Total Consumer	$512	$2,085	$2,471	$677	$460	$1,180	$2,404	$9,789
Year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$55	$60
Real estate construction
Performing	$1,561	$5,400	$748	$172	$204	$1,005	$2	$9,092
Total Real estate construction	$1,561	$5,400	$748	$172	$204	$1,005	$2	$9,092
Total Portfolio loans:
Pass	$53,219	$212,328	$246,483	$204,809	$88,699	$411,433	$57,853	$1,274,824
Special Mention	37	2,711	5,920	7,277	3,089	28,042	4,162	51,238
Substandard	—	432	109	472	1,534	9,037	2,842	14,426
Performing	4,449	44,158	47,369	15,111	16,405	119,457	78,029	324,978
Nonperforming	—	—	—	—	—	536	651	1,187
Total Portfolio loans	$57,705	$259,629	$299,881	$227,669	$109,727	$568,505	$143,537	$1,666,653
Year-to-date gross charge-offs	$—	$—	$5	$—	$—	$—	$55	$60

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$136,158	$152,767	$130,994	$60,918	$65,856	$287,026	$13,636	$847,355
Special Mention	1,927	6,385	5,920	1,904	8,222	16,244	1,994	42,596
Substandard	—	—	—	1,530	704	6,524	—	8,758
Total Commercial real estate	$138,085	$159,152	$136,914	$64,352	$74,782	$309,794	$15,630	$898,709
Residential mortgage
Pass	$39,146	$27,612	$41,031	$14,758	$10,492	$27,274	$402	$160,715
Special Mention	588	82	593	397	826	2,457	62	5,005
Substandard	—	—	—	—	—	218	—	218
Total Residential Mortgage	$39,734	$27,694	$41,624	$15,155	$11,318	$29,949	$464	$165,938
Commercial and industrial
Pass	$12,319	$24,259	$34,830	$15,614	$13,922	$17,780	$25,147	$143,871
Special Mention	128	303	290	529	140	459	2,014	3,863
Substandard	7	135	499	91	9	1,597	2,272	4,610
Total Commercial and industrial	$12,454	$24,697	$35,619	$16,234	$14,071	$19,836	$29,433	$152,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110
Home equity lines of credit
Pass	$300	$99	$—	$—	$—	$131	$5,235	$5,765
Special Mention	—	—	—	—	—	—	727	727
Substandard	—	—	—	—	—	362	—	362
Total Home equity lines of credit	$300	$99	$—	$—	$—	$493	$5,962	$6,854
Real estate construction
Pass	$19,766	$39,758	$3,953	$1,160	$—	$2,604	$8,003	$75,244
Special Mention	—	465	—	92	—	725	—	1,282
Substandard	—	—	—	—	—	69	—	69
Total Real estate construction	$19,766	$40,223	$3,953	$1,252	$—	$3,398	$8,003	$76,595
Performance Rated:
Residential mortgage
Performing	$33,884	$45,221	$14,878	$16,184	$9,059	$108,021	$156	$227,403
Nonperforming	—	—	—	—	—	848	—	848
Total Residential Mortgage	$33,884	$45,221	$14,878	$16,184	$9,059	$108,869	$156	$228,251
Home equity lines of credit
Performing	$23	$38	$—	$13	$94	$4,742	$77,745	$82,655
Nonperforming	—	—	—	—	—	92	562	654
Total Home equity lines of credit	$23	$38	$—	$13	$94	$4,834	$78,307	$83,309
Consumer
Performing	$2,351	$2,685	$778	$522	$271	$1,085	$2,259	$9,951
Nonperforming	—	—	—	—	—	—	3	3
Total Consumer	$2,351	$2,685	$778	$522	$271	$1,085	$2,262	$9,954
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$78	$67	$396
Real estate construction
Performing	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Real estate construction	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Portfolio loans
Pass	$207,689	$244,495	$210,808	$92,450	$90,270	$334,815	$52,423	$1,232,950
Special Mention	2,643	7,235	6,803	2,922	9,188	19,885	4,797	53,473
Substandard	7	135	499	1,621	713	8,770	2,272	14,017
Performing	41,829	48,697	15,831	16,929	9,594	114,715	80,160	327,755
Nonperforming	—	—	—	—	—	940	565	1,505
Total Portfolio loans	$252,168	$300,562	$233,941	$113,922	$109,765	$479,125	$140,217	$1,629,700
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$188	$67	$506

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Unallocated	Total
Three Months Ended March 31, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
Charge-offs	—	—	—	—	—	(60)	—	(60)
Recoveries	—	—	15	—	—	25	—	40
Provisions (credits)	230	(76)	(103)	(83)	243	12	—	223
Ending balance - March 31, 2024	$12,240	$3,227	$1,960	$314	$2,313	$118	$—	$20,172

Three Months Ended March 31, 2023
Beginning balance - January 1, 2023	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
Impact of CECL adoption	1,106	297	(762)	17	1,347	(142)	(245)	1,618
Charge-offs	—	—	(29)	—	—	(88)	—	(117)
Recoveries	—	—	1	—	—	25	—	26
Provisions	(90)	40	47	15	118	(33)	—	97
Ending balance - March 31, 2023	$11,032	$3,366	$2,105	$379	$2,465	$138	$—	$19,485

Note 5 - Deposits

Deposits were comprised of the following for the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing demand deposits	$499,583	$500,332
Interest-bearing demand deposits	493,783	524,289
Money market	252,363	264,907
Savings	332,213	340,134
Total demand and savings	1,577,942	1,629,662
Time	257,282	232,151
Total deposits	$1,835,224	$1,861,813
Scheduled maturities of time certificates of deposit at March 31, 2024 are as follows:

	Time Deposits
Year	Less than $250,000	$250,000 or more
Less than 1 year	$176,531	$46,675
1 through 2 years	20,264	1,495
2 through 3 years	6,231	254
3 through 4 years	3,946	—
4 through 5 years	1,874	—
Thereafter	12	—
Total time deposits	$208,858	$48,424

Note 6 - Borrowings
Short-term borrowings were comprised of the following for the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
Securities sold under repurchase agreements	$17,303	$26,882
FHLB advance	—	30,000
	$17,303	$56,882

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $10.6 million at March 31, 2024. The Bank also has lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at March 31, 2024 and December 31, 2023.

Long-term borrowings were comprised of the following for the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
FHLB fixed-rate advances maturing:
2026	$80,000	$80,000
2027	90,000	60,000
2028	35,000	35,000
2029	30,000	—
Trust preferred subordinated debt	5,302	5,292
Subordinated debt	15,000	15,000
	$255,302	$195,292

The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $883.2 million, of which $647.1 million was available at March 31, 2024.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On March 15, 2024, the most recent interest rate reset date, the interest rate was adjusted to 7.22% for the period ending June 16, 2024. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.

On March 30, 2021, the Company entered into Purchase Agreements with the Purchasers pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031. The Subordinated Notes bear interest at a fixed rate of 4.00% per year, from and including March 30, 2021 to, but excluding, March 31, 2026 or earlier redemption date. From and including March 31, 2026 to, but excluding the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current 90-day average SOFR plus 329 bps. As provided in the Subordinated Notes, the interest rate on the Subordinated Notes during the applicable floating rate period may be determined based on a rate other than the 90-day average SOFR. The Subordinated Notes were issued by the Corporation to the Purchasers at a price equal to 100% of their face amount. The Subordinated Notes have a stated maturity of March 31, 2031, are redeemable by the Company at its option, in whole or in part, on or after March 30, 2026, and at any time upon the occurrences of certain events. The Subordinated Notes are considered Tier 2 capital for the consolidated capital ratios.

Note 7 -    Fair Value Measurements
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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	March 31, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$918	$—	$—	$918
AFS Investment Securities:
U.S. Government and agencies		—	155,821	—	155,821
Collateralized mortgage obligations		—	39,506	—	39,506
Residential mortgage-backed securities		—	152,580	—	152,580
Commercial mortgage-backed securities		—	61,654	—	61,654
Corporate bonds		—	15,553	—	15,553
Total AFS Investment Securities	Recurring	—	425,114	—	425,114
Loans held for sale	Recurring	—	88	—	88
Individually evaluated loans	Non-recurring	—	—	294	294
Foreclosed assets held for resale	Non-recurring	—	—	467	467

	December 31, 2023
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$928	$—	$—	$928
AFS Investment Securities:
U.S. Government and agencies		—	156,795	—	156,795
Collateralized mortgage obligations		—	41,084	—	41,084
Residential mortgage-backed securities		—	158,830	—	158,830
Commercial mortgage-backed securities		—	65,290	—	65,290
Corporate bonds		—	29,694	—	29,694
Total AFS Investment Securities	Recurring	—	451,693	—	451,693
Loans held for sale	Recurring	—	280	—	280
Individually evaluated loans	Non-recurring	—	—	242	242
Foreclosed assets held for resale	Non-recurring	—	—	467	467
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
•     Mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
•     Corporate bonds – This category consists of subordinated and senior debt issued by financial institutions and are classified as Level 2 investments. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2024 and December 31, 2023, were measured as the price that secondary market investors were offering for loans with similar characteristics. See “Note 1 - Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.
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
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted Average
March 31, 2024
Individually evaluated loans	$294	Appraisal of collateral	Appraisal adjustments	(33) – (100)%	(93)%
Foreclosed assets held for resale	467	Appraisal of collateral	Appraisal adjustments	(56)	(56)

December 31, 2023
Individually evaluated loans	$242	Appraisal of collateral	Appraisal adjustments	(33) – (100)%	(94)%
Foreclosed assets held for resale	467	Appraisal of collateral	Appraisal adjustments	(56)	(56)
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	March 31, 2024
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,395	$17,395	$17,395	$—	$—
Interest-bearing deposits with banks	35,740	35,740	35,740	—	—
Equity securities with readily determinable fair values	918	918	918	—	—
Investment securities AFS	425,114	425,114	—	425,114	—
Investment securities HTM	64,594	58,084	—	58,084	—
Loans held for sale	88	88	—	88	—
Loans, net	1,644,808	1,588,788	—	—	1,588,788
Accrued interest receivable	8,140	8,140	—	8,140	—
Restricted investment in bank stocks	10,877	10,877	—	10,877	—

Financial liabilities:
Demand deposits, savings, and money markets	1,577,942	1,323,123	—	1,323,123	—
Time deposits	257,282	246,272	—	246,272	—
Securities sold under repurchase agreements	17,303	18,106	—	18,106	—
FHLB Advances	235,000	235,588	—	235,588	—
Trust preferred and subordinated debt	20,302	18,277	—	18,277	—
Accrued interest payable	1,476	1,476	—	1,476	—

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,442	$21,442	$7,063	$14,379	$—
Interest-bearing deposits with banks	44,516	44,516	44,516	—	—
Equity securities with readily determinable fair values	928	928	928	—	—
Investment securities AFS	451,693	451,693	—	451,693	—
Investment securities HTM	64,600	59,057	—	59,057	—
Loans held for sale	280	280	—	280	—
Loans, net	1,608,019	1,562,703	—	—	1,562,703
Accrued interest receivable	8,080	8,080	—	8,080	—
Restricted investment in bank stocks	9,677	9,677	—	9,677	—

Financial liabilities:
Demand deposits, savings, and money markets	1,629,662	1,391,709	—	1,391,709	—
Time deposits	232,151	221,770	—	221,770	—
Securities sold under repurchase agreements	26,882	23,666	—	23,666	—
FHLB Advances	205,000	206,950	—	206,950	—
Trust preferred and subordinated debt	20,292	16,992	—	16,992	—
Accrued interest payable	794	794	—	794	—
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

Note 8 -    Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Service cost	$107	$124
Interest cost	374	373
Expected return on plan assets	(712)	(663)
Amortization of net loss	19	98
Net Periodic Benefit Income	$(212)	$(68)

The Corporation has determined that it will not be contributing to the defined benefit plan in 2024 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan.

Note 9 -    Commitments and Contingencies

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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at March 31, 2024 and at December 31, 2023.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.
A summary of the Corporation’s commitments were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$391,241	$403,300
Standby letters of credit	17,886	21,029

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

Note 10 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(52,734)	$(5,278)	$(58,012)
Unrealized gain on AFS securities, net of tax	5,136	—	5,136
Realized losses on securities, net of tax	(146)	—	(146)
Amortization of unrealized losses on securities transferred to HTM, net of tax	1,014	—	1,014
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	48	48
Net current period other comprehensive income	6,004	48	6,052
Balance at March 31, 2023	$(46,730)	$(5,230)	$(51,960)

Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized loss on AFS securities, net of tax	(2,198)	—	(2,198)
Realized gains on securities, net of tax	53	—	53
Amortization of unrealized losses on securities transferred to HTM, net of tax	215	—	215
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	15	15
Net current period other comprehensive (loss) income	(1,930)	15	(1,915)
Balance at March 31, 2024	$(42,882)	$(3,942)	$(46,824)

Note 11 - Segment Reporting

The Corporation has two reporting segments, the Bank and ACNB Insurance Services. ACNB Insurance Services is managed separately from the banking segment, which includes the Bank and related financial services that the Corporation offers through its banking subsidiary. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance to both commercial and individual clients.

Segment information as of and for the three month periods ended March 31, 2024 and 2023 is as follows:

(In thousands)	Banking	Insurance	Total
2024
Interest income and other income from external customers	$29,526	$2,115	$31,641
Interest expense	5,381	—	5,381
Depreciation and amortization expense	566	200	766
Income before income taxes	8,454	72	8,526
Total assets	2,392,392	21,896	2,414,288
Goodwill	35,800	8,385	44,185
Capital expenditures	78	—	78

2023
Interest income and other income from external customers	$26,991	$1,902	$28,893
Interest expense	817	—	817
Depreciation and amortization expense	673	210	883
Income before income taxes	11,292	129	11,421
Goodwill	35,800	8,385	44,185
Total assets	2,391,583	19,350	2,410,933
Capital expenditures	52	6	58

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, noninterest income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s Market Areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; legislative and regulatory changes; banking system instability caused by failures and continuing financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any similar standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s Market Areas; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. Management considers subsequent events occurring after the balance sheet date for matters which may require adjustments to, or disclosure in, the consolidated financial statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the SEC, including the Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the SEC.

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
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Net income	$6,768	$9,023
Diluted earnings per share	$0.80	$1.06
Cash dividends declared	$0.30	$0.28
Return on average assets (annualized)	1.12%	1.50%
Return on average equity (annualized)	9.76%	14.58%
Net interest margin (1)	3.77%	4.22%
Non-performing assets to total assets	0.18%	0.18%
Net charge-offs to average loans outstanding (annualized)	0.00%	0.02%
Allowance for credit losses to total loans, net of unearned income	1.21%	1.27%
___________________________________________________
(1) Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Income - Net income was $6.8 million, a $2.3 million, or 25.0%, decrease for the three months ended March 31, 2024 compared to $9.0 million for the same period in 2023. The decrease was driven primarily by lower net interest income.
•Net Interest Income - Net interest income was $20.6 million for the three months ended March 31, 2024 compared to $23.1 million in 2023, a decrease of $2.5 million, or 10.8%. The decline in net interest income was driven primarily by an increase in funding costs due to an increase in wholesale borrowings and deposit promotions.
◦Net Interest Margin - The Corporation’s FTE net interest margin decreased to 3.77% in the first three months of 2024 compared to 4.22% in the same period in 2023, a decrease of 45 bps.
◦Yield on Average Interest-earning Assets - 4.74% for the three months ended March 31, 2024, an increase of 37 bps compared to the same period of 2023.
◦Loan Growth - Average loans grew $106.7 million, or 7.0%, during the three months ended March 31, 2024 compared to the same period of 2023. The growth was primarily driven by increases in the commercial real estate portfolio.
◦Deposit Decline - Average interest-bearing deposits decreased $222.0 million, or 14.2%, during the three months ended March 31, 2024 compared to the same period of 2023. During the same period, average noninterest-bearing deposits decreased $70.9 million, or 12.7%. ACNB Bank restrained deposit rates for the majority of 2023 despite an increase in market interest rates and an increase in rates by competitors. As a result, total deposits declined during 2023 and into the first quarter of 2024 as customers sought higher yielding alternative deposit and investment products.
•Asset Quality - Asset quality metrics continue to be stable. The provision for credit losses was $223 thousand and the provision for unfunded commitments was a reversal of $151 thousand for the three months ended March 31, 2024 compared to a $97 thousand provision for credit losses and a $276 thousand provision for unfunded commitments for the three months ended March 31, 2023. Non-performing loans were $3.9 million, or 0.24%, of total loans at March 31, 2024 compared to $3.8 million, or 0.25%, of total loans at March 31, 2023. Annualized net charge-offs for the year ended March 31, 2024 were 0.00% of total average loans compared to 0.02% for the three months ended March 31, 2023.
•Noninterest income - Noninterest income was $5.7 million and $5.0 million in the first three months of 2024 and 2023, respectively. The increase was driven primarily by a net gain on sales of securities compared to a net loss in the same period of 2023, higher insurance commissions and increases in wealth management income.
•Noninterest expenses - Noninterest expenses increased to $17.7 million, or by 8.5%, in the first three months of 2024, as compared to $16.3 million in the same period of 2023. The increase was driven primarily by higher salary and employee benefits expense, professional services, other expense, FDIC and regulatory, and equipment.
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

RESULTS OF OPERATIONS

Three months ended March 31, 2024, compared to three months ended March 31, 2023

Net income for the three months ended March 31, 2024 was $6.8 million compared to net income of $9.0 million for the comparable period of the prior year, a decrease of $2.3 million or 25.0%. Basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 were $0.80 and $1.06, respectively, a 24.5% decrease. The decrease in net income for the first quarter of 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses, partially offset by an increase in noninterest income.

Net Interest Income

Net interest income totaled $20.6 million for the three months ended March 31, 2024 compared to $23.1 million for the comparable quarter of the prior year, a decrease of $2.5 million, or 10.8%. The FTE net interest margin for the three months ended March 31, 2024 was 3.77%, a 45 bps decrease from 4.22% for the comparable quarter of the prior year. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS
Loans:
Taxable	$1,573,109	$21,470	5.49%	$1,454,934	$18,898	5.27%
Tax-exempt	65,825	404	2.47	77,341	451	2.36
Total Loans (2)	1,638,934	21,874	5.37	1,532,275	19,349	5.12
Investment Securities:
Taxable	467,466	3,151	2.71	557,377	3,327	2.42
Tax-exempt	54,740	359	2.64	55,589	397	2.90
Total Investments (3)	522,206	3,510	2.70	612,966	3,724	2.46
Interest-bearing deposits with banks	54,156	750	5.57	90,987	1,014	4.52
Total Earning Assets	2,215,296	26,134	4.74	2,236,228	24,087	4.37
Cash and due from banks	20,540			21,151
Premises and equipment	26,102			26,885
Other assets	187,075			172,804
Allowance for credit losses	(19,963)			(17,849)
Total Assets	$2,429,050			$2,439,219

LIABILITIES
Interest-bearing demand deposits	$512,701	$264	0.21%	$591,972	$146	0.10%
Money markets	248,297	536	0.87	298,584	73	0.10
Savings deposits	335,215	29	0.03	403,419	33	0.03
Time deposits	244,481	1,331	2.19	268,708	221	0.33
Total Interest-Bearing Deposits	1,340,694	2,160	0.65	1,562,683	473	0.12
Short-term borrowings	47,084	339	2.90	35,596	17	0.19
Long-term borrowings	248,701	2,882	4.66	29,211	327	4.54
Total Borrowings	295,785	3,221	4.38	64,807	344	2.15
Total Interest-Bearing Liabilities	1,636,479	5,381	1.32	1,627,490	817	0.20
Noninterest-bearing demand deposits	486,648			557,546
Other liabilities	26,904			3,129
Stockholders’ Equity	279,019			251,054
Total Liabilities and Stockholders’ Equity	$2,429,050			$2,439,219
Taxable Equivalent Net Interest Income		20,753			23,270
Taxable Equivalent Adjustment		(160)			(178)
Net Interest Income		$20,593			$23,092
Cost of Funds			1.02%			0.15%
FTE Net Interest Margin			3.77%			4.22%
______________________________
(1) Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
(2) Average balances include non-accrual loans and are net of unearned income.
(3) Average balance of investment securities is computed at fair value.

The decrease in net interest income was driven primarily by an increase in funding costs related to an increase in borrowings and deposit promotions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended March 31, 2024 compared to the same period in 2023:

	2024 versus 2023

(Dollars in thousands)	Volume	Yield/Rate (1)	Net
INTEREST EARNING ASSETS
Loans
Taxable	$1,548	$1,024	$2,572
Tax-exempt	(68)	21	(47)
Total Loans (2)	1,480	1,045	2,525
Securities
Taxable securities	(541)	365	(176)
Tax-exempt securities	(6)	(32)	(38)
Total Securities	(547)	333	(214)
Interest-bearing deposits with banks	(414)	150	(264)
Total	$519	$1,528	$2,047
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(20)	$138	$118
Money markets	(12)	475	463
Savings deposits	(6)	2	(4)
Time deposits	(20)	1,130	1,110
Total Interest-Bearing Deposits	(58)	1,745	1,687
Short-term borrowings	6	316	322
Long-term borrowings	2,478	77	2,555
Total borrowings	2,484	393	2,877
Total	2,426	2,138	4,564
Change in Net Interest Income	$(1,907)	$(610)	$(2,517)
______________________________
(1) The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
(2) Based on average balances and includes non-accrual loans and are net of unearned income.

Total FTE interest income increased $2.0 million, or 8.5%, during the three months ended March 31, 2024 compared to the same period of 2023. ACNB experienced a $1.5 million increase in FTE interest income due to an increase in the yield on interest earning assets and a $519 thousand increase attributable to higher volume. FTE interest income on total loans increased $2.5 million, or 13.0%, compared to 2023. The yield increased 25 bps, contributing $1.0 million to the increase. Average loans increased $106.7 million, or 7.0%, contributing $1.5 million to the increase in FTE interest income. FTE interest income on investment securities decreased $214 thousand, or 5.7%, primarily driven by a lower volume of investment securities, partially offset by a higher yield on investment securities. The higher FTE interest income was offset by a decrease in interest income from interest-bearing deposits with banks of $264 thousand, or 26.0%, attributable to lower average balances of interest-bearing cash used to fund loan growth and deposit outflows, offset slightly by a higher interest rate environment.
Total interest expense increased $4.6 million, or 558.6%, during the three months ended March 31, 2024 compared to the same period of 2023. The increase was primarily due to an increase in long-term borrowings. The rate on interest-bearing deposits increased 53 bps during the first quarter of 2024. Interest expense increased $1.7 million as a result of the higher rates on interest-bearing deposits. The largest increases in rates were in time deposits and money markets which increased 186 and 77 bps, respectively. The rates on total borrowings increased 223 bps during the three months ended March 31, 2024 compared to the same period of 2023. The average balance of total borrowings increased $231.0 million, or 356.4%, compared to the same period in 2023 and were used to fund loan growth and deposit outflows since March 31, 2023.
Provision for Credit Losses and Unfunded Commitments

The provision for credit losses for the three months ended March 31, 2024 was $223 thousand, and the provision for unfunded commitments was a reversal of $151 thousand compared to a provision for credit losses of $97 thousand and a provision for unfunded commitments of $276 thousand for the comparable quarter of the prior year. The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Noninterest Income

The following table presents the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST INCOME
Insurance commissions	$2,115	$1,902	$213	11.2%
Service charges on deposits	991	962	29	3.0
Wealth management	962	840	122	14.5
ATM debit card charges	819	823	(4)	(0.5)
Earnings on investment in bank-owned life insurance	477	442	35	7.9
Gain from mortgage loans held for sale	48	17	31	182.4
Net gains (losses) on sales or calls of securities	69	(193)	262	135.8
Net (losses) gains on equity securities	(10)	20	(30)	(150.0)
Other	196	171	25	14.6
Total Noninterest Income	$5,667	$4,984	$683	13.7%

Total noninterest income was $5.7 million for three months ended March 31, 2024 compared to $5.0 million for the same period of 2023, a $683 thousand, or 13.7% increase. The more significant fluctuations by category are explained below:
•Insurance commissions increased $213 thousand, or 11.2%, compared to the three months ended March 31, 2023 driven primarily by organic growth and timing of commissions.
•Wealth management income for the three months ended March 31, 2024 increased $122 thousand, or 14.5%, in comparison to the same period in 2023 driven primarily by market appreciation and new business generation.

•Gain from mortgage loans held for sale increased $31 thousand, or 182.4%, as there was a higher volume of mortgage loans sold.
•Net gains (losses) on sales or calls of securities increased $262 thousand as a result of a gain of $69 thousand for the three months ended March 31, 2024 compared to a loss of $193 thousand in the same period of 2023.

Noninterest Expenses

The following table presents the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$11,168	$10,442	$726	7.0%
Equipment	1,729	1,607	122	7.6
Net occupancy	1,130	1,037	93	9.0
Professional services	616	382	234	61.3
FDIC and regulatory	375	249	126	50.6
Other tax	370	337	33	9.8
Intangible assets amortization	321	360	(39)	(10.8)
Supplies and postage	191	206	(15)	(7.3)
Marketing and corporate relations	88	154	(66)	(42.9)
Other	1,674	1,508	166	11.0
Total Noninterest Expenses	$17,662	$16,282	$1,380	8.5%

Noninterest expenses totaled $17.7 million during the three months ended March 31, 2024, an 8.5% increase compared to the same period of 2023. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased 7.0% in 2024 to $11.2 million compared to $10.4 million in 2023. The increase was driven primarily by higher health insurance costs and base wages.
•Equipment expense increased $122 thousand, or 7.6%, driven primarily by purchases of office equipment.
•Professional services increased $234 thousand, or 61.3%, driven primarily by higher maintenance expenses related to a foreclosed asset held for resale and recruiting expenses for talent acquisition.
•FDIC and regulatory increased $126 thousand, or 50.6%, as a result of a higher FDIC assessment due to changes in the composition of the Bank’s balance sheet.
•Marketing and corporate relations decreased $66 thousand, or 42.9% driven primarily by the rebranding of the Bank’s Maryland banking locations in 2023.
•Other noninterest expense increased $166 thousand, or 11.0%, driven primarily by higher directors fees and operating losses.
Provision for Income Taxes

The Corporation recognized income taxes of $1.8 million during the three months ended March 31, 2024 compared to $2.4 million during the comparable period in 2023. The provision for income taxes for the three months ended March 31, 2024 reflects a combined Federal and State ETR of 20.6% compared to an ETR of 21.0% for the comparable period of 2023. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense.

FINANCIAL CONDITION

Assets totaled $2.4 billion at both March 31, 2024 and December 31, 2023.

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

Total investment securities were $490.6 million at March 31, 2024 compared to $517.2 million at December 31, 2023, a decrease of 5.1%. The Corporation sold securities and did not reinvest the portfolio cash flows during the first quarter of 2024 as a result of general balance sheet management.

At March 31, 2024, the securities balance included a net unrealized loss on AFS securities of $42.9 million, net of taxes, on amortized cost of $478.1 million compared to a net unrealized loss of $41.0 million, net of taxes, on amortized cost of $501.9 million at December 31, 2023. The change in fair value of AFS securities was a result of an increase in market interest rates in 2024. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remains strong.

At March 31, 2024, the securities balance included HTM securities with an amortized cost of $64.6 million and a fair value of $58.1 million as compared to an amortized cost of $64.6 million and a fair value of $59.1 million at December 31, 2023.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

Loans

The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	March 31, 2024	December 31, 2023	$	%
Commercial real estate	$930,109	$898,709	$31,400	3.5%
Residential mortgage	391,864	394,189	(2,325)	(0.6)
Commercial and industrial	157,085	152,344	4,741	3.1
Home equity lines of credit	87,475	90,163	(2,688)	(3.0)
Real estate construction	90,331	84,341	5,990	7.1
Consumer	9,789	9,954	(165)	(1.7)
Gross loans	1,666,653	1,629,700	36,953	2.3
Unearned income	(1,673)	(1,712)	39	(2.3)
Total Loans, Net of Unearned Income	$1,664,980	$1,627,988	$36,992	2.3%

Total loans, net of unearned income, outstanding increased $37.0 million, or 2.3%, from December 31, 2023 to March 31, 2024. The increase was driven primarily by growth in the commercial real estate portfolio. Growth in the commercial real estate portfolio was spread throughout the footprint and across various property types. Despite the intense competition in the Corporation’s Market Areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.
The commercial real estate portfolio grew $31.4 million, or 3.5%, in 2024. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 53.8% and 43.9%, respectively at March 31, 2024 compared to 52.2% and 46.4%, respectively at March 31, 2023. Approximately 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, hotels, motels and bed and breakfast entities and office complexes. Non-owner occupied commercial real estate represented 61.7% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
___________________________________________
(1) Constitutes over 40 loan categories that do not fit into the categories presented above.
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 213.3% of total capital of the Bank.
Allowance for Credit Losses and Asset Quality

The ACL at March 31, 2024 was $20.2 million, or 1.21% of total loans, net of unearned income as compared to $20.0 million, or 1.23% of loans, at December 31, 2023 and $19.5 million, or 1.27% of loans, at March 31, 2023.

Changes in the ACL were as follows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning balance – January 1	$19,969	$17,861
Impact of CECL adoption	—	1,618
Provision for credit losses	223	97
Loans charged-off	(60)	(117)
Recoveries on charged-off loans	40	26
Ending balance	$20,172	$19,485

Loans greater than or equal to 90 days past due and still accruing were $1.2 million as of both March 31, 2024 and December 31, 2023. Nonaccrual loans totaled $2.7 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively. The ratio of non-performing loans plus foreclosed assets to total assets was 0.18% at March 31, 2024 compared to 0.19% at December 31, 2023 and 0.18% at March 31, 2023.

Information on nonaccrual loans, by collateral type rather than loan segment, at March 31, 2024, as compared to December 31, 2023, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2024
Owner occupied commercial real estate	6	$1,598	$124	$—	In market	2006-2019
Commercial and industrial	4	937	834	—	In market	2014-2021
Home equity line of credit	1	181	—	—	In market	2009
Total	11	$2,716	$958	$—

December 31, 2023
Owner occupied commercial real estate	7	$1,822	$175	$—	In market	2006-2019
Commercial and industrial	4	1,004	901	—	In market	2014-2021
Home equity line of credit	1	185	—	—	In market	2009
Total	12	$3,011	$1,076	$—
All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	March 31, 2024	December 31, 2023	$	%
Noninterest-bearing demand deposits	$499,583	$500,332	$(749)	(0.1)%
Interest-bearing demand deposits	493,783	524,289	(30,506)	(5.8)
Money market	252,363	264,907	(12,544)	(4.7)
Savings	332,213	340,134	(7,921)	(2.3)
Total demand and savings	1,577,942	1,629,662	(51,720)	(3.2)
Time	257,282	232,151	25,131	10.8
Total deposits	$1,835,224	$1,861,813	$(26,589)	(1.4)%
ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1.8 billion as of March 31, 2024. Deposits decreased by $26.6 million, or 1.4%, from December 31, 2023, to March 31, 2024, driven primarily by an outflow of municipal deposits. Historically, deposits vary between quarters mostly reflecting different levels held by local companies, government units and school districts during different times of the year. Included in total deposits at March 31, 2024 were municipal deposits totaling $142.2 million, or 7.7%, of total deposits compared to $176.6 million, or 9.5%, of total deposits at December 31, 2023. Time deposits increased $25.1 million, or 10.8%, as a result of special deposit promotions that occurred during the first quarter of 2024.
ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Interest bearing deposit costs for the first quarter of 2024 were 0.65% compared to 0.12% for the first quarter of 2023. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 60% and 40% of total deposits as of March 31, 2024. The loan-to-deposit ratio was 90.72% at March 31, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was approximately 17.76% at March 31, 2024. As of March 31, 2024, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 325.3% of uninsured and non-collateralized Bank deposits. At March 31, 2024, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $162.6 million, or 8.8%, of total Bank deposits compared to $192.7 million, or 10.3%, of total Bank deposits at December 31, 2023.
Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2024, short-term borrowings were $17.3 million, a decrease of $39.6 million, or 69.6%, compared to $56.9 million at December 31, 2023. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2023, securities sold under repurchase agreements balances decreased by $9.6 million, or 35.6%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings at March 31, 2024 compared to $30.0 million at December 31, 2023. Short-term FHLB borrowings are used to supplement Bank funding from seasonal and daily fluctuations in the deposit base.

Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.3 million at March 31, 2024, compared to $195.3 million at December 31, 2023. During the first quarter of 2024, the bank borrowed $60.0 million from the FHLB at a weighted average fixed rate of 4.31% for a weighted average term of 4.01 years to fund deposit outflows and loan growth. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $279.9 million at March 31, 2024, compared to $277.5 million at December 31, 2023. The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During the first three months of 2024, ACNB retained $4.2 million, or 62.4%, of its net income compared to $6.6 million, or 73.6%, for the same period of 2023. Quarterly cash dividends paid to ACNB Corporation stockholders during the first quarter of 2024 totaled $2.5 million, or $0.30 per common share. The dividend payout ratio was 37.63% first three months of 2024. Comparatively, during the first three months of 2023, ACNB earned $9.0 million and paid dividends of $2.4 million for a dividend payout ratio of 26.42%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the three months ended March 31, 2024, 4,898 shares were issued under this plan with proceeds in the amount of $174 thousand and during the three months March 31, 2023, 5,889 shares were issued under this plan with proceeds in the amount of $188 thousand.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of March 31, 2024, 65,266 shares of common stock have been repurchased under this new plan.
Regulatory Capital
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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Regulations (2)
March 31, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.91%	4.00%	N/A
ACNB Bank	11.26%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.40%	4.50%	N/A
ACNB Bank	15.09%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.69%	6.00%	N/A
ACNB Bank	15.09%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	17.68%	8.00%	N/A
ACNB Bank	16.24%	8.00%	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.57%	4.00%	N/A
ACNB Bank	11.12%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.16%	4.50%	N/A
ACNB Bank	14.86%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.46%	6.00%	N/A
ACNB Bank	14.86%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	17.41%	8.00%	N/A
ACNB Bank	15.99%	8.00%	10.00%
___________________________
(1) Ratios do not include capital conservation buffer.
(2) N/A - Not applicable as “well capitalized” applies only to banks.

Liquidity

Effective liquidity management ensures the cash flow requirements of depositors and borrowers as well as the operating cash needs of ACNB are met. ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest-bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, the ability to raise brokered deposits, and the ability to borrow from the FHLB, Federal Reserve Discount Window and unsecured Federal Funds line providers.

At March 31, 2024, ACNB’s banking subsidiary could borrow approximately $883.2 million from the FHLB, of which $647.1 million was available. At March 31, 2024, ACNB’s banking subsidiary could borrow approximately $66.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of March 31, 2024, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of March 31, 2024. The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of March 31, 2024.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $17.3 million and $26.9 million at March 31, 2024, and December 31, 2023, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2024, the Corporation had unfunded outstanding commitments to extend credit of $391.2 million and outstanding standby letters of credit of $17.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of ACNB’s ALCO with direct oversight from the board of directors is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition and duration, market risk exposures arising from changing economic conditions, and liquidity risk.
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Specific to the banking industry, one of the greatest risk exposures is to that of changing market interest rates. The primary objective of monitoring ACNB’s interest rate sensitivity risk is to provide management the flexibility necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FOMC monetary policy, economic uncertainty, and fiscal policy changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
ACNB’s ALCO is a management committee responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least annually by the ALCO as well as provided to the Board.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Bank’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests, and contractual loan interest rate changes.
Management attempts to manage the level of repricing and maturity mismatch through its asset/liability management processes so that fluctuations in net interest income are maintained within policy limits across a range of market conditions while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate, and necessary to ensure the Bank’s profitability. Thus, the goal of the Bank’s interest rate risk management is to minimize the fluctuations of net interest income across all interest rate scenarios.
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing, and making decisions based on its risk position. The Bank primarily uses its securities portfolio, FHLB advances and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion, and product development activities are directed in an effort to emphasize the loan and deposit repricing characteristics that best meet current interest rate risk objectives.
ACNB uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of its interest rate risk exposure. These analyses require numerous assumptions including, but are not limited to, changes in balance sheet mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread, and deposit sensitivity. Assumptions are based on management’s best estimates, but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of the Corporation’s interest rate risk position over time.
ACNB’S ALCO operates under management policies, approved by the board of directors, which define guidelines and limits on the level of risk. The committee meets regularly and reviews its interest rate risk position and monitors various liquidity ratios to ensure a satisfactory liquidity position. By utilizing the analyses, management can determine changes that may need to be made to the asset and liability mixes to mitigate the change in net interest income under various interest rate scenarios. Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to inform the committee. Regulatory authorities also monitor the Corporation’s interest rate risk position along with other liquidity ratios.
Net Interest Income Sensitivity
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income. The analysis involves changing the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Corporation’s short-term interest rate risk. The analysis assumes recent pricing trends in new loan and deposit volumes will continue while balances remain constant. Additional assumptions are applied to modify pricing under the various rate scenarios.
The simulation analysis results are presented in the table below. At March 31, 2024, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model as interest-earning assets are expected to reprice faster than interest-bearing liabilities.
Economic Value
Net present value analysis provides information on the risk inherent in the balance sheet that might not be considered in the simulation analysis due to the short time horizon used. The net present value of the balance sheet incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the balance sheet.
The results at March 31, 2024 and December 31, 2023 reflect the impact of the FOMC’s interest rate increases in effect at the end of each period. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	March 31, 2024	December 31, 2023	Policy Limits
(200)	(2.2)%	(2.9)%	(10.0)%
(100)	(1.4)%	(1.6)%	(5.0)%
100	0.7%	0.3%	(5.0)%
200	0.3%	0.4%	(10.0)%

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	March 31, 2024	December 31, 2023	Policy Limits
(200)	(16.7)%	(17.8)%	(35.0)%
(100)	(6.0)%	(6.4)%	(20.0)%
100	1.5%	1.9%	(20.0)%
200	(0.1)%	1.1%	(35.0)%

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

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2024, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2024, there were no issued or outstanding shares of preferred stock.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2024, there were 138,019 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 436,036. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of March 31, 2024, 65,266 shares of common stock had been repurchased under this plan.

Following is a summary of the Corporation’s purchases of common stock during the first quarter of 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31, 2024	—	$—	61,066	194,509
February 1 - February 29, 2024	—	—	61,066	194,509
March 1 - March 31, 2024	4,200	34.90	65,266	190,309

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 3(i)	Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on May 7, 2018.)

Exhibit 3(ii)	Amended and Restated Bylaws of ACNB Corporation. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on February 21, 2024.)

Exhibit 4.1
Form of ACNB Corporation 4.00% Fixed-to-Floating Rate Subordinated Note due March 31, 2031. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2021.)

Exhibit 10.1
ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan — Applicable to James P. Helt, Douglas A. Seibel and Laurie A. Laub. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 6, 2015.)

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

Exhibit 10.3
ACNB Bank Amended and Restated Director Deferred Fee Plan — Applicable to Kimberly S. Chaney, Frank Elsner, III, Todd L. Herring, Scott L. Kelley, James J. Lott, Donna M. Newell, D. Arthur Seibel, Jr. and Alan J. Stock. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2012.)

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

Exhibit 10.6	ACNB Corporation 2009 Restricted Stock Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 25, 2009.)

Exhibit 10.7
Salary Continuation Agreement by and between ACNB Bank and James P. Helt dated as of March 28, 2012. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 7, 2014.)

Exhibit 10.8
ACNB Bank Variable Compensation Plan effective January 1, 2014, as amended. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 14, 2022.)

Exhibit 10.9
Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and James P. Helt dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.10
ACNB Corporation 2018 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 27, 2018.)

Exhibit 10.11
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

Exhibit 10.13
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

Exhibit 10.16
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

Exhibit 10.18
Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of October 5, 2022. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.19
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

Exhibit 10.21
Salary Continuation Agreement by and between ACNB Bank and Jason H. Weber dated as of January 31, 2022. (Incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2022.)

Exhibit 10.22
Amended and Restated Employment Agreement between ACNB Bank and Douglas A. Seibel dated as of October 20, 2022. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 3, 2023.)

Exhibit 10.23
Supplemental Executive Retirement Plan by and between ACNB Bank and Douglas A. Seibel dated as of November 27, 2018. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.)

Exhibit 10.24
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

Exhibit 10.26
Amended and Restated Employment Agreement between ACNB Bank and Laurie A. Laub dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

Exhibit 10.27
First Amendment to ACNB Bank Salary Continuation Agreement by and between ACNB Bank and Laurie A. Laub dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

Exhibit 10.28
Salary Continuation Agreement by and between ACNB Bank and Laurie A. Laub dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

Exhibit 10.29
First Amendment to ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan dated December 31, 2014. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 10.30
ACNB Bank 2023 Executive Supplemental Life Insurance Plan dated November 1, 2023 and Participant Election Form. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 10.31
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2024. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2024.)

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

ACNB CORPORATION (Registrant)

Date:	May 9, 2024	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)