Form 10-Q
period 2024-06-30
ACNB CORP
filed 2024-08-08
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding on August 1, 2024, was 8,545,629.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
AFS	Available for Sale
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CECL	Current Expected Credit Loss
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
LIBOR	London Inter-Bank Offered Rate
Market Area	Southcentral Pennsylvania and Northern Maryland
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$26,681	$21,442
Interest-bearing deposits with banks	59,593	44,516
Total Cash and Cash Equivalents	86,274	65,958
Equity securities with readily determinable fair values	919	928
Investment securities available for sale, at estimated fair value	418,364	451,693
Investment securities held to maturity, at amortized cost (fair value $57,026, $59,057)	64,585	64,600
Loans held for sale	1,801	280
Total loans, net of unearned income	1,679,600	1,627,988
Less: Allowance for credit losses	(17,162)	(19,969)
Loans, net	1,662,438	1,608,019
Premises and equipment, net	25,760	26,283
Right of use asset	2,278	2,615
Restricted investment in bank stocks	11,853	9,677
Investment in bank-owned life insurance	80,841	79,871
Investments in low-income housing partnerships	940	1,003
Goodwill	44,185	44,185
Intangible assets, net	8,446	9,082
Foreclosed assets held for resale	406	467
Other assets	48,663	54,186
Total Assets	$2,457,753	$2,418,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$479,726	$500,332
Interest-bearing	1,358,862	1,361,481
Total Deposits	1,838,588	1,861,813
Short-term borrowings	48,974	56,882
Long-term borrowings	255,312	195,292
Lease liability	2,278	2,615
Allowance for unfunded commitments	1,310	1,719
Other liabilities	21,960	23,065
Total Liabilities	2,168,422	2,141,386

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,934,495 and 8,896,119 shares issued; 8,545,629 and 8,511,453 shares outstanding at June 30, 2024 and December 31, 2023, respectively	22,330	22,231
Treasury stock, at cost; 388,866 and 384,666 shares at June 30, 2024 and December 31, 2023, respectively	(11,101)	(10,954)
Additional paid-in capital	98,230	97,602
Retained earnings	226,271	213,491
Accumulated other comprehensive loss	(46,399)	(44,909)
Total Stockholders’ Equity	289,331	277,461
Total Liabilities and Stockholders’ Equity	$2,457,753	$2,418,847
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$22,675	$18,947	$44,145	$37,845
Tax-exempt	313	352	632	708
Investment Securities:
Taxable	2,665	2,688	5,576	5,974
Tax-exempt	284	285	568	599
Dividends	248	51	488	92
Other	684	890	1,434	1,904
Total Interest and Dividend Income	26,869	23,213	52,843	47,122
INTEREST EXPENSE
Deposits	2,643	486	4,803	959
Short-term borrowings	304	108	643	125
Long-term borrowings	2,958	629	5,840	956
Total Interest Expense	5,905	1,223	11,286	2,040
Net Interest Income	20,964	21,990	41,557	45,082
Reversal of credit losses	(2,990)	(273)	(2,767)	(176)
(Reversal of) provision for unfunded commitments	(259)	121	(410)	397
Net Interest Income after (Reversal of) Provisions for Credit Losses and Unfunded Commitments	24,213	22,142	44,734	44,861
NONINTEREST INCOME
Insurance commissions	2,747	2,840	4,862	4,742
Service charges on deposits	1,021	989	2,012	1,951
Wealth management	1,069	979	2,031	1,819
ATM debit card charges	841	834	1,660	1,657
Earnings on investment in bank-owned life insurance	493	484	970	926
Gain from mortgage loans held for sale	34	14	82	31
Net (losses) gains on sales or calls of investment securities	—	(546)	69	(739)
Net gains (losses) on equity securities	1	(15)	(9)	5
Gain on assets held for sale	—	323	—	323
Other	221	292	417	463
Total Noninterest Income	6,427	6,194	12,094	11,178
NONINTEREST EXPENSES
Salaries and employee benefits	10,426	9,824	21,594	20,266
Equipment	1,570	1,623	3,299	3,230
Net occupancy	991	1,002	2,121	2,039
Professional services	529	601	1,145	983
FDIC and regulatory	348	295	723	544
Other tax	356	305	726	642
Intangible assets amortization	315	360	636	720
Supplies and postage	183	198	374	404
Marketing and corporate relations	88	159	176	313
Other	1,585	1,914	3,259	3,422
Total Noninterest Expenses	16,391	16,281	34,053	32,563
Income before Income Taxes	14,249	12,055	22,775	23,476
Provision for income taxes	2,970	2,531	4,728	4,929
Net Income	$11,279	$9,524	$18,047	$18,547
PER SHARE DATA
Basic earnings	$1.32	$1.12	$2.12	$2.18
Diluted earnings	$1.32	$1.12	$2.12	$2.17

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
NET INCOME	$11,279	$9,524	$18,047	$18,547

OTHER COMPREHENSIVE INCOME (LOSS)
INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $57, $(2,077), $(587) and $(1,442), respectively	195	(6,891)	(2,003)	(1,255)
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax expense of $0, $138, $16 and $172, respectively	—	410	53	556
Total unrealized gain (loss) on AFS investment securities	195	(6,481)	(1,950)	(699)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $63, $13, $126 and $78, respectively	215	265	430	487
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income tax expense (benefit) of $5, $(26), $9 and $24, respectively	15	124	30	172
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	425	(6,092)	(1,490)	(40)
TOTAL COMPREHENSIVE INCOME	$11,704	$3,432	$16,557	$18,507

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2024	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	(1,915)	(1,915)
Common stock shares issued (4,898 shares)	13	—	161	—	—	174
Repurchase shares (4,200 shares)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes (27,424 shares)	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	22,315	(11,101)	97,818	217,712	(46,824)	279,920
Net income	—	—	—	11,279	—	11,279
Other comprehensive income, net of taxes	—	—	—	—	425	425
Common stock shares issued (6,054 shares)	15	—	171	—	—	186
Compensation expense for restricted shares			241			241
Cash dividends declared ($0.32 per share)	—	—	—	(2,720)	—	(2,720)
BALANCE – June 30, 2024	$22,330	$(11,101)	$98,230	$226,271	$(46,399)	$289,331

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchase shares (850 shares)	—	(29)	—	—	—	(29)
Restricted stock grants, net of forfeitures and withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	22,198	(8,956)	96,415	198,144	(51,960)	255,841
Net income	—	—	—	9,524	—	9,524
Other comprehensive loss, net of taxes	—	—	—	—	(6,092)	(6,092)
Common stock shares issued (5,526 shares)	14	—	171	—	—	185
Cash dividends declared ($0.28 per share)	—	—	—	(2,389)	—	(2,389)
BALANCE – June 30, 2023	$22,212	$(8,956)	$96,586	$205,279	$(58,052)	$257,069

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,047	$18,547
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(82)	(31)
Gain on sales of assets held for sale	—	(314)
Earnings on investment in bank-owned life insurance	(970)	(926)
(Gain) loss on sales or calls of securities	(69)	739
Loss (gain) on equity securities	9	(5)
Restricted stock compensation expense	775	317
Depreciation and amortization	1,524	1,734
(Reversal of) provision for credit losses and unfunded commitments	(3,177)	221
Net amortization of investment securities premiums	868	936
(Increase) decrease in interest receivable	(401)	213
Increase in interest payable	758	240
Mortgage loans originated for sale	(5,026)	(21,023)
Proceeds from sales of loans originated for sale	3,587	21,177
Decrease in other assets	7,650	454
Increase in deferred tax asset	(790)	(852)
(Decrease) increase in other liabilities	(2,179)	3,046
Net Cash Provided by Operating Activities	20,524	24,473
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	369	416
Proceeds from calls/maturities of investment securities available for sale	15,875	19,246
Proceeds from sales of investment securities available for sale	14,336	78,624
Proceeds from sale of equity securities	—	591
Purchase of restricted investment in bank stocks	(2,176)	(3,248)
Net increase in loans	(51,652)	(36,509)
Capital expenditures	(365)	(106)
Proceeds from sales of assets held for sale	—	2,296
Net Cash (Used in) Provided by Investing Activities	(23,613)	61,310
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(20,606)	(25,320)
Net decrease in interest-bearing deposits	(2,619)	(209,901)
Net (decrease) increase in short-term borrowings	(7,908)	9,749
Proceeds from long-term borrowings	60,000	60,000
Dividends paid	(5,267)	(4,773)
Common stock repurchased	(147)	(29)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	(48)	373
Net Cash Provided by (Used In) Financing Activities	23,405	(169,901)
Net Increase (Decrease) in Cash and Cash Equivalents	20,316	(84,118)
CASH AND CASH EQUIVALENTS — BEGINNING	65,958	168,161
CASH AND CASH EQUIVALENTS — ENDING	$86,274	$84,043
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,885	$1,800
Cash paid for income taxes	1,500	4,800

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and six month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2023 Annual Report on Form 10-K. Those significant accounting policies are unchanged at June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding (basic)	8,502,268	8,512,145	8,497,686	8,517,741
Dilutive effect of unvested shares	38,438	11,732	28,491	23,682
Weighted average shares outstanding (diluted)	8,540,706	8,523,877	8,526,177	8,541,423
Per share:
Basic	$1.32	$1.12	$2.12	$2.18
Diluted	1.32	1.12	2.12	2.17

There were no antidilutive instruments at June 30, 2024 and 2023.

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

As of June 30, 2024, 138,019 shares were issued under this plan, of which 38,438 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $241 thousand and $254 thousand of compensation expense during the three months ended June 30, 2024 and 2023, respectively. Compensation expense recognized during the six months ended June 30, 2024 and 2023 was $775 thousand and $748 thousand, respectively.

Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 65,266 treasury shares purchased under this plan through June 30, 2024.

Note 3 - Investment Securities

Fair value of equity securities with readily determinable fair values at June 30, 2024 and December 31, 2023, are as follows:

(In thousands)	Fair Value at Beginning of Period	Sales/reclassification	(Losses) Gains	Losses on sales of securities	Fair Value at End of Period
Six Months Ended June 30, 2024
CRA Mutual Fund	$928	$—	$(9)	$—	$919

Twelve Months Ended December 31, 2023
CRA Mutual Fund	$915	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	206	—	—	—
Stock in other banks	598	592	5	(11)	—
	$1,719	$798	$18	$(11)	$928

Amortized cost and fair value of securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Available for Sale
U.S. Government and agencies	$175,594	$—	$19,472	$156,122
Collateralized mortgage obligations	42,339	—	4,331	38,008
Residential mortgage-backed securities	169,094	—	21,418	147,676
Commercial mortgage-backed securities	65,972	—	4,806	61,166
Corporate bonds	18,105	—	2,713	15,392
	$471,104	$—	$52,740	$418,364

Held to Maturity
State and municipal	$62,487	$—	$7,449	55,038
Residential mortgage-backed securities	2,098	—	110	1,988
	$64,585	$—	$7,559	$57,026

December 31, 2023
Available for Sale
U.S. Government and agencies	$176,458	$—	$19,663	$156,795
Collateralized mortgage obligations	45,189	—	4,105	41,084
Residential mortgage-backed securities	178,441	19	19,630	158,830
Commercial mortgage-backed securities	69,498	344	4,552	65,290
Corporate bonds	32,326	202	2,834	29,694
	$501,912	$565	$50,784	$451,693

Held to Maturity
State and municipal	$62,133	$—	$5,419	$56,714
Residential mortgage-backed securities	2,467	—	124	2,343
	$64,600	$—	$5,543	$59,057

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024, and December 31, 2023:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$156,122	$19,472	$156,122	$19,472
Collateralized mortgage obligations	—	—	38,008	4,331	38,008	4,331
Residential mortgage-backed securities	2,714	21	144,962	21,397	147,676	21,418
Commercial mortgage-backed securities	31,694	214	29,472	4,592	61,166	4,806
Corporate bonds	—	—	15,392	2,713	15,392	2,713
	$34,408	$235	$383,956	$52,505	$418,364	$52,740

Held to Maturity
State and municipal	$—	$—	$55,038	$7,449	$55,038	$7,449
Residential mortgage-backed securities	—	—	1,988	110	1,988	110
	$—	$—	$57,026	$7,559	$57,026	$7,559

December 31, 2023
Available for Sale
U.S. Government and agencies	$—	$—	$156,795	$19,663	$156,795	$19,663
Collateralized mortgage obligations	—	—	41,085	4,104	41,085	4,104
Residential mortgage-backed securities	—	—	156,295	19,630	156,295	19,630
Commercial mortgage-backed securities	—	—	33,063	4,553	33,063	4,553
Corporate bonds	—	—	15,279	2,834	15,279	2,834
	$—	$—	$402,517	$50,784	$402,517	$50,784

Held to Maturity
State and municipal	$—	$—	$56,714	$5,419	$56,714	$5,419
Residential mortgage-backed securities	—	—	2,343	124	2,343	124
	$—	$—	$59,057	$5,543	$59,057	$5,543

All mortgage-backed security investments are government sponsored enterprise pass-through instruments issued by the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation or they are issued by Government National Mortgage Association which is backed by the U.S. government.

The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. There was no impairment on AFS debt securities as of June 30, 2024 and December 31, 2023. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of June 30, 2024 and December 31, 2023. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis.

Amortized cost and fair value at June 30, 2024, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$21,353	$20,931	$—	$—
Over 1 year through 5 years	114,342	102,924	1,960	1,716
Over 5 years through 10 years	56,004	46,177	24,391	23,485
Over 10 years	2,000	1,482	36,136	29,837
Mortgage-backed securities	277,405	246,850	2,098	1,988
	$471,104	$418,364	$64,585	$57,026

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Proceeds	$6,650	$32,235	$30,211	$79,215
Gross gains	—	15	87	243
Gross losses	—	561	18	982

At June 30, 2024, and December 31, 2023, securities with a carrying value of $188.2 million and $233.7 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

Note 4 -    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio:

(In thousands)	June 30, 2024	December 31, 2023
Commercial real estate	$950,086	$898,709
Residential mortgage	397,466	394,189
Commercial and industrial	149,080	152,344
Home equity lines of credit	84,858	90,163
Real estate construction	89,780	84,341
Consumer	9,888	9,954
Gross loans	1,681,158	1,629,700
Unearned income	(1,558)	(1,712)
Total loans, net of unearned income	$1,679,600	$1,627,988

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
June 30, 2024
Commercial real estate	$214	$—	$346	$560	$949,526	$950,086	$32
Residential mortgage	170	389	678	1,237	396,229	397,466	505
Commercial and industrial	653	56	157	866	148,214	149,080	—
Home equity lines of credit	443	12	207	662	84,196	84,858	207
Real estate construction	16	12	—	28	89,752	89,780	—
Consumer	16	4	—	20	9,868	9,888	—
Gross Loans	$1,512	$473	$1,388	$3,373	$1,677,785	$1,681,158	$744

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2023
Commercial real estate	$150	$347	$—	$497	$898,212	$898,709	$—
Residential mortgage	1,293	388	849	2,530	391,659	394,189	505
Commercial and industrial	50	—	159	209	152,135	152,344	—
Home equity lines of credit	414	—	654	1,068	89,095	90,163	654
Real estate construction	12	—	—	12	84,329	84,341	—
Consumer	8	—	3	11	9,943	9,954	3
Gross Loans	$1,927	$735	$1,665	$4,327	$1,625,373	$1,629,700	$1,162

Nonaccrual and Nonperforming Loans

Loans individually evaluated consist of nonaccrual loans, presented in the following table:

(In thousands)	With a Related Allowance	Without a Related Allowance	Total
June 30, 2024
Commercial real estate	$314	$1,062	$1,376
Residential mortgage	—	172	172
Commercial and industrial	670	—	670
Home equity lines of credit	—	174	174
	$984	$1,408	$2,392
December 31, 2023
Commercial real estate	$315	$1,164	$1,479
Residential mortgage	—	343	343
Commercial and industrial	1,004	—	1,004
Home equity lines of credit	—	185	185
	$1,319	$1,692	$3,011

During the three and six months ended June 30, 2024, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.

Total nonperforming loans are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$2,392	$3,011
Greater than or equal to 90 days past due and accruing	744	1,162
Total nonperforming loans	$3,136	$4,173
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

Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change. The following table presents the amortized cost basis of individually evaluated loans as of the periods presented:

	Type of Collateral
(In thousands)	Business Assets	Real Estate
June 30, 2024
Commercial real estate	$—	$1,376
Residential mortgage	—	172
Commercial and industrial	670	—
Home equity lines of credit	—	174
Total	$670	$1,722

December 31, 2023
Commercial real estate	$—	$1,479
Residential mortgage	—	343
Commercial and industrial	1,004	—
Home equity lines of credit	—	185
Total	$1,004	$2,007

Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $1.0 million at June 30, 2024 and $1.3 million at December 31, 2023 and are included in nonperforming loans if they are greater than or equal to 90 days past due.

Loan Modifications

The Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or combinations of the above. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

During both the six months ended June 30, 2024 and 2023, the Corporation did not modify any loans nor were there any commitments to lend any additional funds on existing modified loans.

The following presents the performance of loans modified in the previous twelve months as of June 30, 2024:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial and industrial	$259	$—	$—	$—

As of June 30, 2024, the Corporation had no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$83,987	$134,961	$156,662	$128,043	$57,944	$331,428	$15,672	$908,697
Special Mention	42	2,424	4,079	5,931	1,992	16,887	1,735	33,090
Substandard	—	—	—	—	1,507	6,792	—	8,299
Total Commercial real estate	$84,029	$137,385	$160,741	$133,974	$61,443	$355,107	$17,407	$950,086
Residential mortgage
Pass	$11,954	$38,229	$24,251	$39,571	$14,258	$34,039	$298	$162,600
Special Mention	—	990	273	581	248	3,267	94	5,453
Substandard	—	—	—	—	—	241	—	241
Total Residential Mortgage	$11,954	$39,219	$24,524	$40,152	$14,506	$37,547	$392	$168,294
Commercial and industrial
Pass	$6,787	$11,578	$22,118	$32,936	$13,782	$26,669	$26,920	$140,790
Special Mention	179	160	285	221	156	498	2,078	3,577
Substandard	—	422	101	406	16	1,397	2,371	4,713
Total Commercial and industrial	$6,966	$12,160	$22,504	$33,563	$13,954	$28,564	$31,369	$149,080
Home equity lines of credit
Pass	$—	$297	$95	$—	$—	$284	$5,235	$5,911
Special Mention	—	—	—	—	—	—	717	717
Substandard	—	—	—	—	—	181	—	181
Total Home equity lines of credit	$—	$297	$95	$—	$—	$465	$5,952	$6,809
Real estate construction
Pass	$5,830	$28,610	$38,226	$1,233	$314	$1,127	$6,239	$81,579
Special Mention	—	—	284	—	—	694	26	1,004
Substandard	—	—	—	—	—	65	—	65
Total Real estate construction	$5,830	$28,610	$38,510	$1,233	$314	$1,886	$6,265	$82,648
Performance Rated:
Residential mortgage
Performing	$8,101	$39,369	$42,477	$14,087	$15,413	$109,150	$70	$228,667
Nonperforming	—	—	—	—	—	505	—	505
Total Residential Mortgage	$8,101	$39,369	$42,477	$14,087	$15,413	$109,655	$70	$229,172
Home equity lines of credit
Performing	$—	$21	$36	$—	$12	$3,343	$74,430	$77,842
Nonperforming	—	—	—	—	—	—	207	207
Total Home equity lines of credit	$—	$21	$36	$—	$12	$3,343	$74,637	$78,049
Real estate construction
Performing	$1,970	$3,073	$742	$169	$199	$978	$1	$7,132
Total Real estate construction	$1,970	$3,073	$742	$169	$199	$978	$1	$7,132
Consumer
Performing	$1,169	$1,856	$2,260	$611	$378	$1,025	$2,589	$9,888
Total Consumer	$1,169	$1,856	$2,260	$611	$378	$1,025	$2,589	$9,888
Year-to-date gross charge-offs	$—	$—	$5	$—	$—	$7	$100	$112
Total Portfolio loans:
Pass	$108,558	$213,675	$241,352	$201,783	$86,298	$393,547	$54,364	$1,299,577
Special Mention	221	3,574	4,921	6,733	2,396	21,346	4,650	43,841
Substandard	—	422	101	406	1,523	8,676	2,371	13,499
Performing	11,240	44,319	45,515	14,867	16,002	114,496	77,090	323,529
Nonperforming	—	—	—	—	—	505	207	712
Total Portfolio loans	$120,019	$261,990	$291,889	$223,789	$106,219	$538,570	$138,682	$1,681,158
Year-to-date gross charge-offs	$—	$—	$5	$—	$—	$7	$100	$112

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$136,158	$152,767	$130,994	$60,918	$65,856	$287,026	$13,636	$847,355
Special Mention	1,927	6,385	5,920	1,904	8,222	16,244	1,994	42,596
Substandard	—	—	—	1,530	704	6,524	—	8,758
Total Commercial real estate	$138,085	$159,152	$136,914	$64,352	$74,782	$309,794	$15,630	$898,709
Residential mortgage
Pass	$39,146	$27,612	$41,031	$14,758	$10,492	$27,274	$402	$160,715
Special Mention	588	82	593	397	826	2,457	62	5,005
Substandard	—	—	—	—	—	218	—	218
Total Residential mortgage	$39,734	$27,694	$41,624	$15,155	$11,318	$29,949	$464	$165,938
Commercial and industrial
Pass	$12,319	$24,259	$34,830	$15,614	$13,922	$17,780	$25,147	$143,871
Special Mention	128	303	290	529	140	459	2,014	3,863
Substandard	7	135	499	91	9	1,597	2,272	4,610
Total Commercial and industrial	$12,454	$24,697	$35,619	$16,234	$14,071	$19,836	$29,433	$152,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110
Home equity lines of credit
Pass	$300	$99	$—	$—	$—	$131	$5,235	$5,765
Special Mention	—	—	—	—	—	—	727	727
Substandard	—	—	—	—	—	362	—	362
Total Home equity lines of credit	$300	$99	$—	$—	$—	$493	$5,962	$6,854
Real estate construction
Pass	$19,766	$39,758	$3,953	$1,160	$—	$2,604	$8,003	$75,244
Special Mention	—	465	—	92	—	725	—	1,282
Substandard	—	—	—	—	—	69	—	69
Total Real estate construction	$19,766	$40,223	$3,953	$1,252	$—	$3,398	$8,003	$76,595
Performance Rated:
Residential mortgage
Performing	$33,884	$45,221	$14,878	$16,184	$9,059	$108,021	$156	$227,403
Nonperforming	—	—	—	—	—	848	—	848
Total Residential mortgage	$33,884	$45,221	$14,878	$16,184	$9,059	$108,869	$156	$228,251
Home equity lines of credit
Performing	$23	$38	$—	$13	$94	$4,742	$77,745	$82,655
Nonperforming	—	—	—	—	—	92	562	654
Total Home equity lines of credit	$23	$38	$—	$13	$94	$4,834	$78,307	$83,309
Real estate construction
Performing	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Real estate construction	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Consumer
Performing	$2,351	$2,685	$778	$522	$271	$1,085	$2,259	$9,951
Nonperforming	—	—	—	—	—	—	3	3
Total Consumer	$2,351	$2,685	$778	$522	$271	$1,085	$2,262	$9,954
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$78	$67	$396
Total Portfolio loans
Pass	$207,689	$244,495	$210,808	$92,450	$90,270	$334,815	$52,423	$1,232,950
Special Mention	2,643	7,235	6,803	2,922	9,188	19,885	4,797	53,473
Substandard	7	135	499	1,621	713	8,770	2,272	14,017
Performing	41,829	48,697	15,831	16,929	9,594	114,715	80,160	327,755
Nonperforming	—	—	—	—	—	940	565	1,505
Total Portfolio loans	$252,168	$300,562	$233,941	$113,922	$109,765	$479,125	$140,217	$1,629,700
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$188	$67	$506
During the three months ended June 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for a $3.0 million and $259 thousand reversal of the provisions for credit losses and unfunded commitments, respectively, for the three months ended June 30, 2024 and a $2.8 million and $410 thousand reversal of the provisions for credit losses and for unfunded commitments, respectively, for the six months ended June 30, 2024.
The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2024
Beginning balance - April 1, 2024	$12,240	$3,227	$1,960	$314	$2,313	$118	$—	$20,172
Charge-offs	—	—	—	—	—	(52)	—	(52)
Recoveries	—	—	3	—	—	29	—	32
Provisions (credits)	(2,044)	(388)	(498)	(2)	(66)	8	—	(2,990)
Ending balance - June 30, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$—	$17,162
Six Months Ended June 30, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
Charge-offs	—	—	—	—	—	(112)	—	(112)
Recoveries	—	—	18	—	—	54	—	72
Provisions (credits)	(1,814)	(464)	(601)	(85)	177	20	—	(2,767)
Ending balance - June 30, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$—	$17,162

Three Months Ended June 30, 2023
Beginning balance - April 1, 2023	$11,032	$3,366	$2,105	$379	$2,465	$138	$—	$19,485
Charge-offs	—	—	—	—	—	(82)	—	(82)
Recoveries	—	—	9	—	—	9	—	18
Provisions	696	(291)	(173)	9	(580)	66	—	(273)
Ending balance - June 30, 2023	$11,728	$3,075	$1,941	$388	$1,885	$131	$—	$19,148
Six Months Ended June 30, 2023
Beginning balance - January 1, 2023	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
Impact of CECL adoption	1,106	297	(762)	17	1,347	(142)	(245)	1,618
Charge-offs	—	—	(29)	—	—	(170)	—	(199)
Recoveries	—	—	10	—	—	34	—	44
Provisions	606	(251)	(126)	24	(462)	33	—	(176)
Ending balance - June 30, 2023	$11,728	$3,075	$1,941	$388	$1,885	$131	$—	$19,148

Note 5 - Deposits

Deposits were comprised of the following for the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing demand deposits	$479,726	$500,332
Interest-bearing demand deposits	525,629	524,289
Money market	254,071	264,907
Savings	323,693	340,134
Total demand and savings	1,583,119	1,629,662
Time	255,469	232,151
Total deposits	$1,838,588	$1,861,813
Time deposits include brokered deposits totaling $1.5 million at June 30, 2024, and none at December 31, 2023.

Scheduled maturities of time certificates of deposit at June 30, 2024 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$178,064	$45,256
1 - 2 years	17,903	1,754
2 - 3 years	7,384	254
3 - 4 years	3,182	—
4 - 5 years	1,669	—
Thereafter	3	—
Total time deposits	$208,205	$47,264

Note 6 - Borrowings
Short-term borrowings were comprised of the following for the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$23,974	$26,882
FHLB advance	25,000	30,000
	$48,974	$56,882

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $11.6 million at June 30, 2024. The Bank also has lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at June 30, 2024 and December 31, 2023.

Long-term borrowings were comprised of the following for the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
FHLB fixed-rate advances maturing:
2026	$80,000	$80,000
2027	90,000	60,000
2028	35,000	35,000
2029	30,000	—
Trust preferred subordinated debt [1]	5,312	5,292
Subordinated debt	15,000	15,000
	$255,312	$195,292
___________________________
1 Net of purchase accounting fair value mark

The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $900.8 million, of which $639.6 million was available at June 30, 2024.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On June 13, 2024, the most recent interest rate reset date, the interest rate was adjusted to 7.23% for the period ending September 15, 2024. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.

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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	June 30, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	156,122	—	156,122
Collateralized mortgage obligations		—	38,008	—	38,008
Residential mortgage-backed securities		—	147,676	—	147,676
Commercial mortgage-backed securities		—	61,166	—	61,166
Corporate bonds		—	15,392	—	15,392
Total AFS Investment Securities	Recurring	$—	$418,364	$—	$418,364
Loans held for sale	Recurring	—	1,801	—	1,801
Individually evaluated loans	Non-recurring	—	—	281	281
Foreclosed assets held for resale	Non-recurring	—	—	406	406

	December 31, 2023
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$928	$—	$—	$928
AFS Investment Securities:
U.S. Government and agencies		—	156,795	—	156,795
Collateralized mortgage obligations		—	41,084	—	41,084
Residential mortgage-backed securities		—	158,830	—	158,830
Commercial mortgage-backed securities		—	65,290	—	65,290
Corporate bonds		—	29,694	—	29,694
Total AFS Investment Securities	Recurring	$—	$451,693	$—	$451,693
Loans held for sale	Recurring	—	280	—	280
Individually evaluated loans	Non-recurring	—	—	242	242
Foreclosed assets held for resale	Non-recurring	—	—	467	467

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
•     Collateralized mortgage obligations and Mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•     Corporate bonds – This category consists of subordinated and senior debt issued by financial institutions and are classified as Level 2 investments. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value utilizing Level 2 measurements. Fair values as of June 30, 2024 and December 31, 2023, were measured as the price that secondary market investors were offering for loans with similar characteristics. Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
June 30, 2024
Individually evaluated loans	$281	Appraisal of collateral	Appraisal adjustments	(33) – (100)%	(90)%
Foreclosed assets held for resale	406	Appraisal of collateral	Appraisal adjustments	(53)	(53)

December 31, 2023
Individually evaluated loans	$242	Appraisal of collateral	Appraisal adjustments	(33) – (100)%	(94)%
Foreclosed assets held for resale	467	Appraisal of collateral	Appraisal adjustments	(56)	(56)
_______________________________
1 Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
2 Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, and/or age of the appraisal.

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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	June 30, 2024
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,681	$26,681	$26,681	$—	$—
Interest-bearing deposits with banks	59,593	59,593	59,593	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities AFS	418,364	418,364	—	418,364	—
Investment securities HTM	64,585	57,026	—	57,026	—
Loans held for sale	1,801	1,801	—	1,801	—
Loans, net	1,662,438	1,604,893	—	—	1,604,893
Accrued interest receivable	8,481	8,481	—	8,481	—
Restricted investment in bank stocks	11,853	11,853	—	11,853	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,583,119	$1,323,825	$—	$1,323,825	$—
Time deposits	255,469	246,919	—	246,919	—
Securities sold under repurchase agreements	23,974	24,943	—	24,943	—
FHLB Advances	260,000	259,690	—	259,690	—
Trust preferred and subordinated debt	20,312	18,137	—	18,137	—
Accrued interest payable	1,552	1,552	—	1,552	—

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,442	$21,442	$7,063	$14,379	$—
Interest-bearing deposits with banks	44,516	44,516	44,516	—	—
Equity securities with readily determinable fair values	928	928	928	—	—
Investment securities AFS	451,693	451,693	—	451,693	—
Investment securities HTM	64,600	59,057	—	59,057	—
Loans held for sale	280	280	—	280	—
Loans, net	1,608,019	1,562,703	—	—	1,562,703
Accrued interest receivable	8,080	8,080	—	8,080	—
Restricted investment in bank stocks	9,677	9,677	—	9,677	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,629,662	$1,391,709	$—	$1,391,709	$—
Time deposits	232,151	221,770	—	221,770	—
Securities sold under repurchase agreements	26,882	23,666	—	23,666	—
FHLB Advances	205,000	206,950	—	206,950	—
Trust preferred and subordinated debt	20,292	16,992	—	16,992	—
Accrued interest payable	794	794	—	794	—

Note 8 -    Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$107	$124	$214	$248
Interest cost	374	373	748	746
Expected return on plan assets	(712)	(663)	(1,424)	(1,326)
Amortization of net loss	19	98	38	196
Net Periodic Benefit Income	$(212)	$(68)	$(424)	$(136)

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

The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at June 30, 2024 and at December 31, 2023.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.
A summary of the Corporation’s commitments were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$374,705	$403,300
Standby letters of credit	16,702	21,029

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

Note 10 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2024
Balance at April 1, 2024	$(42,882)	$(3,942)	$(46,824)
Unrealized gain on AFS securities, net of tax	195	—	195
Amortization of unrealized losses on securities transferred to HTM, net of tax	215	—	215
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	15	15
Net current period other comprehensive income	410	15	425
Balance at June 30, 2024	$(42,472)	$(3,927)	$(46,399)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized loss on AFS securities, net of tax	(2,003)	—	(2,003)
Realized gains on securities, net of tax	53	—	53
Amortization of unrealized losses on securities transferred to HTM, net of tax	430	—	430
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	30	30
Net current period other comprehensive (loss) income	(1,520)	30	(1,490)
Balance at June 30, 2024	$(42,472)	$(3,927)	$(46,399)

Three Months Ended June 30, 2023
Balance at April 1, 2023	$(46,730)	$(5,230)	$(51,960)
Unrealized loss on AFS securities, net of tax	(6,891)	—	(6,891)
Realized gains on securities, net of tax	410	—	410
Amortization of unrealized losses on securities transferred to HTM, net of tax	265	—	265
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	124	124
Net current period other comprehensive (loss) income	(6,216)	124	(6,092)
Balance at June 30, 2023	$(52,946)	$(5,106)	$(58,052)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(52,734)	$(5,278)	$(58,012)
Unrealized loss on AFS securities, net of tax	(1,255)	—	(1,255)
Realized gains on securities, net of tax	556	—	556
Amortization of unrealized losses on securities transferred to HTM, net of tax	487	—	487
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	172	172
Net current period other comprehensive (loss) income	(212)	172	(40)
Balance at June 30, 2023	$(52,946)	$(5,106)	$(58,052)

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

Segment information as of and for the three month periods ended June 30, 2024 and 2023 is as follows:

(In thousands)	Banking	Insurance	Total
2024
Interest income and other income from external customers	$30,547	$2,749	$33,296
Interest expense	5,905	—	5,905
Depreciation and amortization expense	563	195	758
Income before income taxes	13,555	694	14,249
Total assets	2,433,646	24,107	2,457,753
Goodwill	35,800	8,385	44,185
Capital expenditures	256	31	287

2023
Interest income and other income from external customers	$26,567	$2,840	$29,407
Interest expense	1,223	—	1,223
Depreciation and amortization expense	639	212	851
Income before income taxes	11,109	946	12,055
Total assets	2,358,549	19,602	2,378,151
Goodwill	35,800	8,385	44,185
Capital expenditures	48	—	48
Segment information as of and for the six month periods ended June 30, 2024 and 2023, is as follows:

(In thousands)	Banking	Insurance	Total
2024
Interest income and other income from external customers	$60,073	$4,864	64,937
Interest expense	11,286	—	11,286
Depreciation and amortization expense	1,129	395	1,524
Income before income taxes	22,009	766	22,775
Total assets	2,433,646	24,107	2,457,753
Goodwill	35,800	8,385	44,185
Capital expenditures	334	31	365

2023
Interest income and other income from external customers	$53,558	$4,742	$58,300
Interest expense	2,040	—	2,040
Depreciation and amortization	1,312	422	1,734
Income before income taxes	22,401	1,075	23,476
Total assets	2,358,549	19,602	2,378,151
Goodwill	35,800	8,385	44,185
Capital expenditures	100	6	106

Note 12 - Subsequent Event

As reported on Form 8-K filed with the SEC on July 24, 2024, ACNB, along with Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania, announced the execution of a definitive merger agreement whereby ACNB will acquire Traditions and Traditions Bank in an all-stock transaction. Pursuant to the terms of the Definitive Agreement, Traditions shareholders will receive 0.7300 shares of ACNB common stock for each share of Traditions common stock that they own as of the closing date. Based on the 20-day Volume Weighted Average Price of ACNB common stock as of July 19, 2024, the transaction is valued at $73.5 million or $26.43 per share. Currently, the transaction is expected to close in the first quarter of 2025.

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

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 26 community banking offices. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.

The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economies of the markets served, stock market conditions, as well as competitive forces within the markets. The Corporation also generates revenue through commissions and fees earned on various services and financial products offered to its customers and through gains on sales of assets, such as loans, investments and properties. The Corporation incurs expenses to generate the revenue through provision for credit losses, noninterest expense and income taxes. The Corporation’s overall strategy is to increase loan growth in its local markets, while maintaining a reasonable funding base by offering competitive deposit products and services.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$11,279	$9,524	$18,047	$18,547
Diluted earnings per share	$1.32	$1.12	$2.12	$2.17
Cash dividends declared	$0.32	$0.28	$0.62	$0.56
Return on average assets (annualized)	1.86%	1.62%	1.49%	1.56%
Return on average equity (annualized)	16.12%	14.74%	12.95%	14.66%
Net interest margin [1]	3.82%	4.11%	3.79%	4.16%
Non-performing assets to total assets	0.14%	0.17%	0.14%	0.17%
Net charge-offs to average loans outstanding (annualized)	0.00%	0.02%	0.00%	0.02%
Allowance for credit losses to total loans, net of unearned income	1.02%	1.22%	1.02%	1.22%
___________________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Income - Net income was $11.3 million, a $1.8 million, or 18.4%, increase for the three months ended June 30, 2024 compared to $9.5 million for the same period of the prior year. As explained in more detail below, the increase was driven primarily by a $3.2 million reversal of the provision for the credit losses and unfunded commitments. For the six months ended June 30, 2024, net income was $18.0 million, a $500 thousand, or 2.7%, decrease compared to $18.5 million for the same period of the prior year. The decrease was driven primarily by lower net interest income and higher noninterest expenses, partially offset by the reversal of the provision for credit losses and unfunded commitments and higher noninterest income.
•Net Interest Income - Net interest income was $21.0 million for the three months ended June 30, 2024 compared to $22.0 million for the same period of 2023, a decrease of $1.0 million, or 4.7%. For the six months ended June 30, 2024, net interest income was $41.6 million compared to $45.1 million for the same period of the prior year, a decrease of $3.5 million, or 7.8%. The decline in net interest income was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs.
◦Net Interest Margin - The Corporation’s FTE net interest margin decreased to 3.82% for the three months ended June 30, 2024 compared to 4.11% in the same period of 2023, a decrease of 29 bps. For the six months ended June 30, 2024, the net interest margin decreased to 3.79% compared to 4.16% for the same period of the prior year, a decrease of 37 bps.
◦Yield on Average Earning Assets - For the three months ended June 30, 2024, the yield on average earning assets was 4.89%, an increase of 56 bps compared to the same period of 2023, and was 4.82% for the six months ended June 30, 2024, an increase of 47 bps compared to the same period of 2023.

◦Loan Growth - Average loans grew $137.0 million, or 8.9%, for the three months ended June 30, 2024 compared to the same period of the prior year. For the six months ended June 30, 2024, average loans grew $121.8 million, or 7.9%, compared to the same period for 2023. As described in more detail below, the growth was driven by an increase in the commercial real estate portfolio, which increased $76.3 million over the same period of the prior year.
◦Deposit Decline - Average interest-bearing deposits decreased $99.8 million, or 6.9%, for the three months ended June 30, 2024 compared to the same period of 2023; however, average time deposit balances increased $38.4 million, or 17.1%, due to the ongoing promotions. During the same period of 2024, average noninterest-bearing deposits decreased $65.2 million, or 11.8% compared to the same period of the prior year. For the six months ended June 30, 2024, average interest-bearing deposits decreased $166.6 million, or 11.0%, and noninterest-bearing deposits decreased $68.3 million, or 12.3% compared to the same period of the prior year. Average time deposits, included in average interest-bearing deposits increased $7.2 million, or 2.9%, for the six months ended June 30, 2024 compared to the same period in the prior year as a result of ongoing promotions.
•Asset Quality - Asset quality metrics continue to be stable. The provision for credit losses was a reversal of $3.0 million and the provision for unfunded commitments was a reversal of $259 thousand for the three months ended June 30, 2024 compared to a reversal of the provision for credit losses of $273 thousand and a $121 thousand provision for unfunded commitments for the same period of the prior year. For the six months ended June 30, 2024, the provision for credit losses was a reversal of $2.8 million and the provision for unfunded commitments was a reversal of $410 thousand, compared to a $176 thousand reversal of the provision for credit losses and a $397 thousand provision for unfunded commitments for the same period of 2023.
◦Non-performing loans were $3.1 million, or 0.19%, of total loans at June 30, 2024 compared to $3.7 million, or 0.23%, of total loans at June 30, 2023.
◦Annualized net charge-offs for the three months ended June 30, 2024 were 0.00% of total average loans compared to 0.02% for the same period of 2023. For the six months ended June 30, 2024 and 2023 the annualized net charge-offs were 0.00% and 0.02%, respectively, of total average loans.
•Noninterest income - Noninterest income was $6.4 million for the three months ended June 30, 2024 and $6.2 million for the same period of 2023. The increase was driven primarily by no gain or loss on sales of securities in the current period compared to a net loss in the same period of 2023 and higher wealth management income. The increase was partially offset by no gain on assets held for sale in the current period compared to a $323 thousand gain that occurred in the same period of the prior year. For the six months ended June 30, 2024 noninterest income was $12.1 million and $11.2 million for the same period of the prior year. The increase was driven primarily by a net gain on sales of securities in the current period compared to a net loss in the same period of 2023, higher insurance commissions and higher wealth management income.
•Noninterest expenses - Noninterest expenses increased to $16.4 million, or 0.7%, in the three months ended June 30, 2024 compared to $16.3 million in the same period of the prior year. The increase was driven primarily by higher salary and employee benefits expense partially offset by decreases in professional services, marketing and corporate relations and other. For the six months ended June 30, 2024, noninterest expenses increased to $34.1 million, or by 4.6%, from $32.6 million in the same period of 2023. The increase was driven primarily by higher salary and employee benefits expense, professional services, FDIC and regulatory, and other tax.
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

RESULTS OF OPERATIONS

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Net income for the three months ended June 30, 2024 was $11.3 million compared to net income of $9.5 million for the same period of the prior year, an increase of $1.8 million or 18.4%. Basic and diluted earnings per share for the three months ended June 30, 2024 and 2023 were $1.32 and $1.12, respectively, resulting in a 17.9% increase. The increase in net income for the three months ended June 30, 2024 was driven primarily by a $3.2 million reversal of the provision for credit losses and unfunded commitments and higher noninterest income, partially offset by a decrease in net interest income and higher noninterest expenses.

Net Interest Income

Net interest income totaled $21.0 million for the three months ended June 30, 2024 compared to $22.0 million for the same period of the prior year, a decrease of $1.0 million or 4.7%. The FTE net interest margin for the three months ended June 30, 2024 was 3.82%, a 29 bps decrease from 4.11% for the same period of the prior year. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$1,612,380	$22,675	5.66%	$1,463,967	$18,946	5.19%
Tax-exempt	64,276	396	2.48	75,670	446	2.36
Total Loans [2]	1,676,656	23,071	5.53	1,539,637	19,392	5.05
Investment Securities:
Taxable	442,390	2,913	2.65	498,401	2,739	2.20
Tax-exempt	54,644	359	2.64	55,588	361	2.60
Total Investments [3]	497,034	3,272	2.65	553,989	3,100	2.24
Interest-bearing deposits with banks	50,851	684	5.41	71,040	890	5.03
Total Earning Assets	2,224,541	27,027	4.89	2,164,666	23,382	4.33
Cash and due from banks	21,041			22,215
Premises and equipment	25,903			26,420
Other assets	187,937			163,783
Allowance for credit losses	(20,124)			(19,458)
Total Assets	$2,439,298			$2,357,626

LIABILITIES
Interest-bearing demand deposits	$513,163	$275	0.22%	$577,480	$150	0.10%
Money markets	248,191	613	0.99	261,560	100	0.15
Savings deposits	327,274	30	0.04	387,847	31	0.03
Time deposits	263,045	1,725	2.64	224,608	205	0.37
Total Interest-Bearing Deposits	1,351,673	2,643	0.79	1,451,495	486	0.13
Short-term borrowings	37,256	304	3.28	34,080	108	1.27
Long-term borrowings	255,305	2,958	4.66	59,901	629	4.21
Total Borrowings	292,561	3,262	4.48	93,981	737	3.15
Total Interest-Bearing Liabilities	1,644,234	5,905	1.44	1,545,476	1,223	0.32
Noninterest-bearing demand deposits	485,351			550,581
Other liabilities	28,348			2,330
Stockholders’ Equity	281,365			259,239
Total Liabilities and Stockholders’ Equity	$2,439,298			$2,357,626
Taxable Equivalent Net Interest Income		21,122			22,159
Taxable Equivalent Adjustment		(158)			(169)
Net Interest Income		$20,964			$21,990
Cost of Funds			1.12%			0.23%
FTE Net Interest Margin			3.82%			4.11%
______________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The decrease in FTE net interest income was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended June 30, 2024 compared to the same period in 2023:

	2024 versus 2023
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$1,915	$1,814	$3,729
Tax-exempt	(67)	17	(50)
Total Loans [2]	1,848	1,831	3,679
Securities
Taxable securities	(306)	480	174
Tax-exempt securities	(6)	4	(2)
Total Securities	(312)	484	172
Interest-bearing deposits with banks	(252)	46	(206)
Total	$1,284	$2,361	$3,645
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(16)	$141	$125
Money markets	(5)	518	513
Savings deposits	(5)	4	(1)
Time deposits	35	1,485	1,520
Total Interest-Bearing Deposits	9	2,148	2,157
Short-term borrowings	10	186	196
Long-term borrowings	2,045	284	2,329
Total Borrowings	2,055	470	2,525
Total	2,064	2,618	4,682
Change in Net Interest Income	$(780)	$(257)	$(1,037)
______________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.

Total FTE interest income increased $3.6 million, or 15.6%, during the three months ended June 30, 2024 compared to the same period of the prior year. ACNB experienced a $2.4 million increase in FTE interest income due to an increase in the yield on interest earning assets and an $1.3 million increase attributable to higher volume. FTE interest income on total loans increased $3.7 million, or 19.0%, compared to the same period of 2023. The yield on total loans increased 48 bps, contributing $1.8 million to the increase. Average loans increased $137.0 million, or 8.9%, contributing $1.8 million to the increase in FTE interest income. FTE interest income on investment securities increased $172 thousand, or 5.5%, primarily driven by a higher yield on investment securities partially offset by a lower volume of investment securities. FTE interest income on interest-bearing deposits with banks declined $206 thousand, or 23.1%, attributable to lower average balances of interest-bearing cash used to fund loan growth and deposit outflows offset slightly by a higher interest rate environment.

Total interest expense increased $4.7 million, or 382.8%, during the three months ended June 30, 2024 compared to the same period of the prior year. Total average borrowings increased $198.6 million, or 211.3%, for the three months ended June 30, 2024 compared to the same period of the prior year, contributing $2.1 million to the increase in interest expense. The average cost of total borrowings was 4.48% for the three months ended June 30, 2024, an increase of 133 basis points from the three months ended June 30, 2023, contributing $470 thousand to the increase in interest expense. Total average interest-bearing deposits decreased $99.8 million, or 6.9%, for the three months ended June 30, 2024 compared to the three months ended

June 30, 2023; however, average time deposit balances increased $38.4 million, or 17.1%, due to ongoing promotions. The cost of interest-bearing deposits was 0.79% for the three months ended June 30, 2024, an increase of 66 basis points from the three months ended June 30, 2023. Interest expense increased $2.1 million as a result of the higher rates on interest-bearing deposits. The largest increases in rates were in time deposits and money markets which increased 227 and 84 bps, respectively.

Provision for Credit Losses and Unfunded Commitments

For the three months ended June 30, 2024, there was a $3.0 million and $259 thousand reversal of the provisions for credit losses and unfunded commitments, respectively compared to a reversal of $273 thousand of the provision for credit losses and a provision for unfunded commitments of $121 thousand for the same period of the prior year. During the three months ended June 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers in the decrease in the provision for credit losses and unfunded commitments for the three months ended June 30, 2024 compared to the same period of the prior year. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Noninterest Income

The following table presents the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST INCOME
Insurance commissions	$2,747	$2,840	$(93)	(3.3)%
Service charges on deposits	1,021	989	32	3.2
Wealth management	1,069	979	90	9.2
ATM debit card charges	841	834	7	0.8
Earnings on investment in bank-owned life insurance	493	484	9	1.9
Gain from mortgage loans held for sale	34	14	20	142.9
Net losses on sales or calls of securities	—	(546)	546	100.0
Net gains (losses) on equity securities	1	(15)	16	106.7
Gain on assets held for sale	—	323	(323)	(100.0)
Other	221	292	(71)	(24.3)
Total Noninterest Income	$6,427	$6,194	$233	3.8%

Total noninterest income was $6.4 million for the three months ended June 30, 2024 compared to $6.2 million for the same period of the prior year, a $233 thousand, or 3.8% increase. The more significant fluctuations by category are explained below:
•Insurance commissions decreased $93 thousand, or 3.3%, compared to the same period of the prior year driven primarily by lower contingent income partially offset by organic growth and timing of policy renewals.
•Wealth management income for the three months ended June 30, 2024 increased $90 thousand, or 9.2%, compared to the same period of the prior year driven primarily by portfolio market appreciation and new business generation.
•There were no net losses on sales or calls of securities for the three months ended June 30, 2024 compared to a loss of $546 thousand in the same period of 2023.
•There were no gains on assets held for sale for the three months ended June 30, 2024 compared to $323 thousand for the same period of the prior year as a result of the sale of three community banking offices in the prior year.

Noninterest Expenses

The following table presents the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$10,426	$9,824	$602	6.1%
Equipment	1,570	1,623	(53)	(3.3)
Net occupancy	991	1,002	(11)	(1.1)
Professional services	529	601	(72)	(12.0)
FDIC and regulatory	348	295	53	18.0
Other tax	356	305	51	16.7
Intangible assets amortization	315	360	(45)	(12.5)
Supplies and postage	183	198	(15)	(7.6)
Marketing and corporate relations	88	159	(71)	(44.7)
Other	1,585	1,914	(329)	(17.2)
Total Noninterest Expenses	$16,391	$16,281	$110	0.7%

Noninterest expenses totaled $16.4 million during the three months ended June 30, 2024, a 0.7% increase compared to the same period of the prior year. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased 6.1% during the three months ended June 30, 2024 to $10.4 million compared to $9.8 million in the same period of the prior year. The increase was driven primarily by higher incentive payment accruals and higher base wages.
•Professional services decreased $72 thousand, or 12.0%, driven primarily by lower recruiting expenses for talent acquisition compared to the same period of the prior year.
•Marketing and corporate relations decreased $71 thousand, or 44.7%, driven primarily by rebranding expenses incurred for the Bank’s Maryland banking locations during the same period of the prior year.
•Other noninterest expense decreased $329 thousand, or 17.2%, driven primarily by a reduction in third-party vendor costs and a reduction in limited partnership investment losses occurring in the same period of the prior year.
Provision for Income Taxes

The Corporation recognized income taxes of $3.0 million during the three months ended June 30, 2024 compared to $2.5 million during the same period of the prior year. The provision for income taxes for the three months ended June 30, 2024 reflects a combined Federal and State ETR of 20.8% compared to an ETR of 21.0% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, and the impact of non-tax deductible expense.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Net income for the six months ended June 30, 2024 was $18.0 million compared to $18.5 million for the same period of the prior year, a decrease of $500 thousand or 2.7%. Basic earnings per share for the six months ended June 30, 2024 and 2023 were $2.12 and $2.18, respectively, resulting in a 2.8% decrease. Diluted earnings per share for the six months ended June 30, 2024 and 2023 were $2.12 and $2.17, respectively. The decrease in net income for the six months ended June 30, 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses partially offset by a reversal of the provision for credit losses and unfunded commitments and an increase in noninterest income.

Net Interest Income

Net interest income totaled $41.6 million for the six months ended June 30, 2024 compared to $45.1 million for the same period of the prior year, a decrease of $3.5 million, or 7.8%. The FTE net interest margin for the six months ended June 30, 2024 was 3.79%, a 37 bps decrease from 4.16% for the same period of the prior year. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$1,592,745	$44,145	5.57%	$1,459,455	$37,844	5.23%
Tax-exempt	65,050	800	2.47	76,501	897	2.36
Total Loans [2]	1,657,795	44,945	5.45	1,535,956	38,741	5.09
Investment Securities:
Taxable	454,928	6,064	2.68	527,576	6,066	2.32
Tax-exempt	54,692	719	2.64	55,449	758	2.76
Total Investments [3]	509,620	6,783	2.68	583,025	6,824	2.36
Interest-bearing deposits with banks	52,504	1,434	5.49	80,958	1,904	4.74
Total Earning Assets	2,219,919	53,162	4.82	2,199,939	47,469	4.35
Cash and due from banks	20,790			30,189
Premises and equipment	26,051			26,637
Other assets	187,458			160,316
Allowance for credit losses	(20,044)			(18,658)
Total Assets	$2,434,174			$2,398,423

LIABILITIES
Interest-bearing demand deposits	$512,932	$540	0.21%	$584,686	$331	0.11%
Money markets	248,244	1,149	0.93	285,996	139	0.10
Savings deposits	331,244	58	0.04	395,590	64	0.03
Time deposits	253,763	3,056	2.42	246,536	425	0.35
Total Interest-Bearing Deposits	1,346,183	4,803	0.72	1,512,808	959	0.13
Short-term borrowings	42,170	643	3.07	34,834	125	0.72
Long-term borrowings	252,004	5,840	4.66	43,597	956	4.42
Total Borrowings	294,174	6,483	4.43	78,431	1,081	2.78
Total Interest-Bearing Liabilities	1,640,357	11,286	1.38	1,591,239	2,040	0.26
Noninterest-bearing demand deposits	485,999			554,340
Other liabilities	27,626			(2,303)
Stockholders’ Equity	280,192			255,147
Total Liabilities and Stockholders’ Equity	$2,434,174			$2,398,423
Taxable Equivalent Net Interest Income		41,876			45,429
Taxable Equivalent Adjustment		(319)			(347)
Net Interest Income		$41,557			$45,082
Cost of Funds			1.07%			0.19%
FTE Net Interest Margin			3.79%			4.16%
_____________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the six months ended June 30, 2024 compared to the same period in 2023:

	2024 versus 2023
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$3,466	$2,835	$6,301
Tax-exempt	(134)	37	(97)
Total Loans [2]	3,332	2,872	6,204
Securities
Taxable securities	(838)	836	(2)
Tax-exempt securities	(10)	(29)	(39)
Total Securities	(848)	807	(41)
Interest-bearing deposits with banks	(671)	201	(470)
Total	$1,813	$3,880	$5,693
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(39)	$248	$209
Money markets	(19)	1,029	1,010
Savings deposits	(10)	4	(6)
Time deposits	13	2,618	2,631
Total Interest-Bearing Deposits	(55)	3,899	3,844
Short-term borrowings	26	492	518
Long-term borrowings	4,581	303	4,884
Total Borrowings	4,607	795	5,402
Total	4,552	4,694	9,246
Change in Net Interest Income	$(2,739)	$(814)	$(3,553)
______________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.

Total FTE interest income increased $5.7 million, or 12.0%, during the six months ended June 30, 2024 compared to the same period of the prior year. ACNB experienced a $3.9 million increase in FTE interest income due to an increase in the yield on interest earning assets and a $1.8 million increase attributable to higher volume. Average loans increased $121.8 million, or 7.9%, contributing $3.3 million to the increase in FTE interest income. The average yield on loans increased 36 bps, contributing $2.9 million to the increase in FTE interest income. FTE interest income on investment securities decreased $41 thousand, or 0.6%, primarily driven by a lower volume of investment securities partially offset by a higher yield on investment securities. FTE interest income on interest-bearing deposits with banks declined $470 thousand, or 24.7%, attributable to lower average balances of interest-bearing cash used to fund loan growth and deposit outflows offset slightly by a higher interest rate environment.

Total interest expense increased $9.2 million, or 453.2%, during the six months ended June 30, 2024 compared to the same period of the prior year. The increase was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs. Total average borrowings increased $215.7 million, or 275.1%, for the six months ended June 30, 2024 compared to the same period of the prior year, contributing $4.6 million to the increase in interest expense. The average cost of total borrowings increased 165 bps during the six months ended June 30, 2024 compared to the same period of the prior year, contributing $795 thousand to the increase in interest expense. Total average interest-bearing deposits decreased $166.6 million, or 11.0%, for the six months ended June 30, 2024 compared to the same period of the prior year; however, average time deposit balances increased $7.2 million, or 2.9%, due to ongoing promotions. The average cost of interest-bearing deposits increased 59 bps for the six months ended June 30, 2024 compared to the same period of the prior year, contributing $3.9 million to interest expense. The largest increases in rates were in time deposits and money markets which increased 207 and 83 bps, respectively.

Provision for Credit Losses and Unfunded Commitments

For the six months ended June 30, 2024, there was a $2.8 million and $410 thousand reversal of the provisions for credit losses and for unfunded commitments, respectively compared to a reversal of a provision for credit losses of $176 thousand and a provision for unfunded commitments of $397 thousand for the same period of the prior year. During the six months ended June 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers in the decrease in the provision for credit losses and unfunded commitments for the six months ended June 30, 2024 compared to the same period of the prior year. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Noninterest Income

The following table presents the components of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST INCOME
Insurance commissions	$4,862	$4,742	$120	2.5%
Service charges on deposits	2,012	1,951	61	3.1
Wealth management	2,031	1,819	212	11.7
ATM debit card charges	1,660	1,657	3	0.2
Earnings on investment in bank-owned life insurance	970	926	44	4.8
Gain from mortgage loans held for sale	82	31	51	164.5
Net gains (losses) on sales or calls of securities	69	(739)	808	109.3
Net (losses) gains on equity securities	(9)	5	(14)	(280.0)
Gain on assets held for sale	—	323	(323)	(100.0)
Other	417	463	(46)	(9.9)
Total Noninterest Income	$12,094	$11,178	$916	8.2%

Total noninterest income was $12.1 million for six months ended June 30, 2024 compared to $11.2 million for the same period of 2023, a $916 thousand, or 8.2%, increase. The more significant fluctuations by category are explained below:
•Insurance commissions increased $120 thousand, or 2.5%, compared to the same period of the prior year driven primarily by organic growth and timing of commissions partially offset by lower contingent income.
•Wealth management income for the six months ended June 30, 2024 increased $212 thousand, or 11.7%, in comparison to the same period in 2023 driven primarily by portfolio market appreciation and new business generation.
•Net gains (losses) on sales or calls of securities increased $808 thousand as a result of a gain of $69 thousand for the six months ended June 30, 2024 compared to a loss of $739 thousand in the same period of 2023.
•There were no gains on assets held for sale for six months ended June 30, 2024 compared to $323 thousand for the same period of the prior year as a result of the sale of three community banking offices in the prior year.

Noninterest Expenses

The following table presents the components of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$21,594	$20,266	$1,328	6.6%
Equipment	3,299	3,230	69	2.1
Net occupancy	2,121	2,039	82	4.0
Professional services	1,145	983	162	16.5
FDIC and regulatory	723	544	179	32.9
Other tax	726	642	84	13.1
Intangible assets amortization	636	720	(84)	(11.7)
Supplies and postage	374	404	(30)	(7.4)
Marketing and corporate relations	176	313	(137)	(43.8)
Other	3,259	3,422	(163)	(4.8)
Total Noninterest Expenses	$34,053	$32,563	$1,490	4.6%

Noninterest expenses totaled $34.1 million during the six months ended June 30, 2024, a 4.6% increase compared to the same period of 2023. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased $1.3 million, or 6.6%, to $21.6 million for the six months ended June 30, 2024. The increase was driven primarily by higher base wages, incentive payment accruals and health insurance expenses.
•Professional services increased $162 thousand, or 16.5%, driven primarily by higher maintenance expenses related to a foreclosed asset held for resale and recruiting expenses for talent acquisition.
•FDIC and regulatory increased $179 thousand, or 32.9%, as a result of a higher FDIC assessment rate for 2024.
•Marketing and corporate relations decreased $137 thousand, or 43.8%, driven primarily by the rebranding expenses incurred for the Bank’s Maryland banking locations during the same period of the prior year.
•Other noninterest expense decreased $163 thousand, or 4.8%, driven primarily by decreases in third-party vendors costs and a loss related to the write-off of a limited partnership investment in the prior year.

Provision for Income Taxes

The Corporation recognized income taxes of $4.7 million for the six months ended June 30, 2024 compared to $4.9 million during the same period of the prior year. The provision for income taxes for the six months ended June 30, 2024 reflects a combined Federal and State ETR of 20.8% compared to an ETR of 21.0% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense.

FINANCIAL CONDITION

Assets totaled $2.5 billion and $2.4 billion at June 30, 2024 and December 31, 2023, respectively.

Investment Securities

ACNB uses investment securities to manage interest rate risk, provide collateral for certain funding products, provide liquidity and generate interest and dividend income. The investment portfolio is comprised of U.S. Government and agencies, mortgage-

backed, state and municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

Total investment securities were $483.9 million at June 30, 2024 compared to $517.2 million at December 31, 2023, a decrease of 6.4%. The Corporation sold securities and did not reinvest the portfolio cash flows during the first six months of 2024 as a result of general balance sheet management.

At June 30, 2024, the securities balance included a net unrealized loss on AFS securities of $42.5 million, net of taxes, on amortized cost of $471.1 million compared to a net unrealized loss of $41.0 million, net of taxes, on amortized cost of $501.9 million at December 31, 2023. The change in fair value of AFS securities was a result of an increase in market interest rates in 2024. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remains strong.

At June 30, 2024, the securities balance included HTM securities with an amortized cost of $64.6 million and a fair value of $57.0 million as compared to an amortized cost of $64.6 million and a fair value of $59.1 million at December 31, 2023.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

Loans

The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	June 30, 2024	December 31, 2023	$	%
Commercial real estate	$950,086	$898,709	$51,377	5.7%
Residential mortgage	397,466	394,189	3,277	0.8
Commercial and industrial	149,080	152,344	(3,264)	(2.1)
Home equity lines of credit	84,858	90,163	(5,305)	(5.9)
Real estate construction	89,780	84,341	5,439	6.4
Consumer	9,888	9,954	(66)	(0.7)
Gross loans	1,681,158	1,629,700	51,458	3.2
Unearned income	(1,558)	(1,712)	154	(9.0)
Total Loans, Net of Unearned Income	$1,679,600	$1,627,988	$51,612	3.2%

Total loans, net of unearned income, outstanding increased $51.6 million, or 3.2%, from December 31, 2023 to June 30, 2024. The increase was driven by growth in the commercial real estate portfolio. Growth in the commercial real estate portfolio was spread throughout the footprint and across various property types. Despite the intense competition in the Corporation’s Market Areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.

The commercial real estate portfolio grew $51.4 million, or 5.7%, in 2024. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 54.7% and 43.3%, respectively at June 30, 2024 compared to 52.4% and 45.7%, respectively at June 30, 2023. Approximately 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 60.9% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
___________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 210.5% of total capital of the Bank as of June 30, 2024.
Allowance for Credit Losses and Asset Quality

The ACL at June 30, 2024 was $17.2 million, or 1.02% of total loans, net of unearned income as compared to $20.0 million, or 1.23% of loans, at December 31, 2023 and $19.1 million, or 1.22% of loans, at June 30, 2023.
Changes in the ACL were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$20,172	$19,485	$19,969	$17,861
Impact of CECL adoption	—	—	—	1,618
Reversal of credit losses	(2,990)	(273)	(2,767)	(176)
Loans charged-off	(52)	(82)	(112)	(199)
Recoveries on charged-off loans	32	18	72	44
Ending balance	$17,162	$19,148	$17,162	$19,148

Net charge-offs to average loans (annualized)	0.00%	0.02%	0.00%	0.02%

Loans greater than or equal to 90 days past due and accruing were $744 thousand as of June 30, 2024 and $1.2 million as of December 31, 2023. Nonaccrual loans totaled $2.4 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively. The ratio of non-performing assets to total assets was 0.14% at June 30, 2024 compared to 0.19% at December 31, 2023 and 0.17% at June 30, 2023.

Information on nonaccrual loans, by collateral type rather than loan segment, at June 30, 2024, as compared to December 31, 2023, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2024
Owner occupied commercial real estate	6	$1,548	$138	$—	In market	2006-2019
Commercial and industrial	3	670	565	—	In market	2014-2021
Home equity lines of credit	1	174	—	—	In market	2009
Total	10	$2,392	$703	$—

December 31, 2023
Owner occupied commercial real estate	7	$1,822	$175	$—	In market	2006-2019
Commercial and industrial	4	1,004	901	—	In market	2014-2021
Home equity lines of credit	1	185	—	—	In market	2009
Total	12	$3,011	$1,076	$—
All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	June 30, 2024	December 31, 2023	$	%
Noninterest-bearing demand deposits	$479,726	$500,332	$(20,606)	(4.1)%
Interest-bearing demand deposits	525,629	524,289	1,340	0.3
Money market	254,071	264,907	(10,836)	(4.1)
Savings	323,693	340,134	(16,441)	(4.8)
Total demand and savings	1,583,119	1,629,662	(46,543)	(2.9)
Time	255,469	232,151	23,318	10.0
Total deposits	$1,838,588	$1,861,813	$(23,225)	(1.2)%
ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1.8 billion as of June 30, 2024. Deposits decreased by $23.2 million, or 1.2%, from December 31, 2023 to June 30, 2024 driven primarily by an outflow of municipal deposits. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at June 30, 2024 were municipal deposits totaling $146.2 million, or 8.0%, of total deposits compared to $176.6 million, or 9.5%, of total deposits at December 31, 2023. Time deposits increased $23.3 million, or 10.0%, as a result of ongoing deposit promotions that occurred during the first six months of 2024. Time deposits include brokered deposits totaling $1.5 million at June 30, 2024 and none at December 31, 2023. The loan-to-deposit ratio was 91.35% at June 30, 2024 compared to 87.44% at December 31, 2023.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Interest-bearing deposit costs for the six months ended June 30, 2024 were 0.72% compared to 0.13% for the same period of the prior year. The increase in the interest-bearing costs was driven by ongoing deposit promotions that occurred during the first six months of 2024. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 59% and 41% of total Bank deposits as of June 30, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was approximately 18.68% at June 30, 2024. As of June 30, 2024, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 312.7% of uninsured and non-collateralized Bank deposits.

At June 30, 2024, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $182.3 million, or 9.9%, of total Bank deposits compared to $192.7 million, or 10.3%, of total Bank deposits at December 31, 2023.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2024, short-term borrowings were $49.0 million, a decrease of $7.9 million, or 13.9%, compared to $56.9 million at December 31, 2023. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2023, securities sold under repurchase agreements balances decreased by $2.9 million, or 10.8%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Short-term FHLB borrowings totaled $25.0 million at June 30, 2024 compared to $30.0 million at December 31, 2023. Short-term FHLB borrowings are used to supplement Bank funding from seasonal and daily fluctuations in the deposit base.

Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.3 million at June 30, 2024 compared to $195.3 million at December 31, 2023. During the first six months of 2024, the bank borrowed $60.0 million from the FHLB at a weighted average fixed rate of 4.30% for a weighted average term of 4.00 years to fund deposit outflows and loan growth. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $289.3 million at June 30, 2024 compared to $277.5 million at December 31, 2023. The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared and common stock repurchases. During the first six months of 2024, ACNB retained $12.8 million, or 70.8%, of its net income compared to $13.8 million, or 74.3%, for the same period of 2023. Cash dividends paid to ACNB Corporation stockholders during the first six months of 2024 totaled $5.3 million, or $0.62 per common share. The dividend payout ratio was 29.18% first six months of 2024. Comparatively, during the first six months of 2023, ACNB paid cash dividends of $4.8 million, or $0.56 per common share and the dividend payout ratio was 25.73%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the six months ended June 30, 2024, 10,952 shares were issued under this plan with proceeds in the amount of $360 thousand and during the six months June 30, 2023, 11,415 shares were issued under this plan with proceeds in the amount of $373 thousand.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of June 30, 2024, 65,266 shares of common stock have been repurchased under this new plan.

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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
June 30, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	12.25%	4.00%	N/A
ACNB Bank	11.57%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.78%	4.50%	N/A
ACNB Bank	15.42%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.07%	6.00%	N/A
ACNB Bank	15.42%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	17.86%	8.00%	N/A
ACNB Bank	16.39%	8.00%	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.57%	4.00%	N/A
ACNB Bank	11.12%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.16%	4.50%	N/A
ACNB Bank	14.86%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.46%	6.00%	N/A
ACNB Bank	14.86%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	17.41%	8.00%	N/A
ACNB Bank	15.99%	8.00%	10.00%
___________________________
1 Ratios do not include capital conservation buffer.
2 N/A - Not applicable as “well capitalized” applies only to banks.

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

At June 30, 2024, ACNB’s banking subsidiary had borrowing capacity of approximately $900.8 million from the FHLB, of which $639.6 million was available. At June 30, 2024, ACNB’s banking subsidiary could borrow approximately $63.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of June 30, 2024, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of June 30, 2024. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of June 30, 2024.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $24.0 million and $26.9 million at June 30, 2024, and December 31, 2023, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2024, the Corporation had unfunded outstanding commitments to extend credit of $374.7 million and outstanding standby letters of credit of $16.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

Subsequent Event

As reported on Form 8-K filed with the SEC on July 24, 2024, ACNB, along with Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania, announced the execution of a definitive merger agreement whereby ACNB will acquire Traditions and Traditions Bank in an all-stock transaction. Pursuant to the terms of the Definitive Agreement, Traditions shareholders will receive 0.7300 shares of ACNB common stock for each share of Traditions common stock that they own as of the closing date. Based on the 20-day Volume Weighted Average Price of ACNB common stock as of July 19, 2024, the transaction is valued at $73.5 million or $26.43 per share. Currently, the transaction is expected to close in the first quarter of 2025.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of ACNB’s ALCO, with direct oversight from the board of directors, is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition and duration, market risk exposures arising from changing economic conditions, and liquidity risk.

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

ACNB’s ALCO is a management committee responsible for monitoring and managing interest rate risk within approved policy limits utilizing earnings sensitivity simulation and economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least annually by the ALCO as well as provided to the Board.
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

ACNB’S ALCO operates under management policies, approved by the board of directors, which define guidelines and limits on the level of risk. The ALCO committee meets regularly and reviews its interest rate risk position and monitors various liquidity ratios to ensure a satisfactory liquidity position. By utilizing the analyses, management can determine changes that may need to be made to the asset and liability mixes to mitigate the change in net interest income under various interest rate scenarios. Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to inform the committee. Regulatory authorities also monitor the Corporation’s interest rate risk position along with other liquidity ratios.

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

The simulation analysis results are presented in the table below. At June 30, 2024, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

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

The results at June 30, 2024 and December 31, 2023 are reflected below. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	June 30, 2024	December 31, 2023	Policy Limits
(200)	(1.5)%	(2.9)%	(10.0)%
(100)	(1.1)%	(1.6)%	(5.0)%
100	0.5%	0.3%	(5.0)%
200	(0.2)%	0.4%	(10.0)%

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	June 30, 2024	December 31, 2023	Policy Limits
(200)	(15.5)%	(17.8)%	(35.0)%
(100)	(6.0)%	(6.4)%	(20.0)%
100	1.3%	1.9%	(20.0)%
200	(0.6)%	1.1%	(35.0)%

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

There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of June 30, 2024, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS

In addition to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, management has identified the following additional risk factors:

RISKS RELATING TO THE MERGER OF TRADITIONS BANCORP, INC. INTO ACNB CORPORATION
ACNB INCURRED AND WILL CONTINUE TO INCUR SIGNIFICANT TRANSACTION AND MERGER-RELATED COSTS IN CONNECTION WITH THE MERGER.
ACNB incurred and expects to continue to incur costs associated with combining the operations of the two companies. ACNB is formulating and executing on detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of ACNB and Traditions. Whether or not the merger is consummated, ACNB will incur substantial expenses, such as financial advisory, legal, accounting, printing, and contract termination fees, in pursuing the merger. Although ACNB expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
SOME OF THE CONDITIONS TO CLOSING OF THE MERGER MAY RESULT IN DELAY OR PREVENT COMPLETION OF THE MERGER, WHICH MAY ADVERSELY AFFECT THE VALUE OF ACNB’S SECURITIES.
Completion of the merger is conditioned upon the receipt of approvals by ACNB and Traditions shareholders, certain governmental consents and approvals, including consents and approvals required by the Federal Reserve Board, FDIC, and Pennsylvania Department of Banking and Securities. Failure to obtain these approvals and consents would prevent consummation of the merger. Even if the approvals are obtained, the effort involved may delay consummation of the merger. Governmental authorities may also impose conditions in connection with the merger that may adversely affect the combined company’s operations after the merger. However, ACNB is not required to take any action or agree to any condition or restriction in connection with obtaining any approvals that would reasonably be expected to have a material adverse effect on ACNB or the combined company.
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
IF THE MERGER IS NOT COMPLETED, ACNB WILL HAVE INCURRED SUBSTANTIAL EXPENSES WITHOUT REALIZING THE EXPECTED BENEFITS.
ACNB will incur substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. ACNB cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on the financial condition of ACNB because it would not have realized the expected benefits from the merger.
In addition, if the merger is not completed, ACNB may experience negative reactions from the financial markets and from their respective customers and employees. ACNB also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against ACNB to perform its obligations under the reorganization agreement. If the merger is not completed, ACNB cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results, and stock price of ACNB.

LITIGATION AGAINST ACNB OR TRADITIONS, OR THE MEMBERS OF ACNB OR TRADITIONS BOARD OF DIRECTORS, COULD PREVENT OR DELAY THE COMPLETION OF THE MERGER.
While ACNB and Traditions believe that any claims that may be asserted by purported shareholder plaintiffs related to the merger would be without merit, the results of any such potential legal proceedings are difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. If litigation were to be commenced related to the merger, such litigation could affect the likelihood of obtaining the required approvals from ACNB shareholders and Traditions shareholders. Moreover, any litigation could be time consuming and expensive, and could divert the attention of the management of ACNB and Traditions away from their regular business. Any lawsuit adversely resolved against the ACNB, Traditions, or members of ACNB or Traditions board of directors could have a material adverse effect on each party’s business, financial condition, results of operations and future prospects.
POST-MERGER INTEGRATION AND CHANGE OF ACNB’S HISTORICAL BUSINESS MODEL MAY FAIL TO ACHIEVE EXPECTED RESULTS.
The success of the transaction depends heavily on a smooth integration and post-merger operations of the combined company. Benefits of the transaction to shareholders may not be realized if the post-merger integration is not well executed or well received by each company’s historical customers.

ACNB MAY FAIL TO REALIZE THE COST SAVINGS IT EXPECTS TO ACHIEVE FROM THE MERGER.
The success of the merger will depend, in part, on ACNB’s ability to realize the estimated cost savings from combining the businesses of ACNB and Traditions. While ACNB believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than ACNB anticipates. ACNB’s cost savings estimates also depend on its ability to combine the businesses of ACNB and Traditions in a manner that permits those cost savings to be realized. If ACNB’s estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.
COMBINING ACNB AND TRADITIONS MAY BE MORE DIFFICULT, COSTLY, OR TIME-CONSUMING THAN EXPECTED.
ACNB and Traditions have operated and, until the completion of the merger, will continue to operate independently. The integration process could result in the loss of key employees, disruption of each company’s ongoing business, and inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause ACNB and Traditions to lose customers or cause customers to withdraw their deposits from ACNB or Traditions, or have other unintended consequences, that could have a material adverse effect on ACNB’s financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2024, there were no issued or outstanding shares of preferred stock.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2024, there were 138,019 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 436,036. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were no shares repurchased during the three months ended June 30, 2024. As of June 30, 2024, 65,266 shares of common stock had been repurchased under this plan.

Following is a summary of the Corporation’s purchases of common stock during the second quarter of 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30, 2024	—	—	65,266	190,309
May 1 - May 31, 2024	—	—	65,266	190,309
June 1 - June 30, 2024	—	—	65,266	190,309

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 2.4
Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, Traditions Bancorp, Inc. and Traditions Bank dated as of July 23, 2024. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 24, 2024.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

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

ACNB CORPORATION (Registrant)

Date:	August 8, 2024	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)