Form 10-Q
period 2024-09-30
ACNB CORP
filed 2024-11-07
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding on October 30, 2024, was 8,548,625.

ACNB CORPORATION
#

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

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$24,636	$21,442
Interest-bearing deposits with banks	33,456	44,516
Total Cash and Cash Equivalents	58,092	65,958
Equity securities with readily determinable fair values	947	928
Investment securities available for sale, at estimated fair value	418,079	451,693
Investment securities held to maturity, at amortized cost (fair value $59,038, $59,057)	64,578	64,600
Loans held for sale	1,080	280
Total loans, net of unearned income	1,677,112	1,627,988
Less: Allowance for credit losses	(17,214)	(19,969)
Loans, net	1,659,898	1,608,019
Premises and equipment, net	25,542	26,283
Right of use asset	2,110	2,615
Restricted investment in bank stocks	10,853	9,677
Investment in bank-owned life insurance	81,344	79,871
Investments in low-income housing partnerships	909	1,003
Goodwill	44,185	44,185
Intangible assets, net	8,142	9,082
Foreclosed assets held for resale	406	467
Other assets	44,749	54,186
Total Assets	$2,420,914	$2,418,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$463,501	$500,332
Interest-bearing	1,327,816	1,361,481
Total Deposits	1,791,317	1,861,813
Short-term borrowings	37,769	56,882
Long-term borrowings	255,322	195,292
Lease liability	2,110	2,615
Allowance for unfunded commitments	1,349	1,719
Other liabilities	26,292	23,065
Total Liabilities	2,114,159	2,141,386

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,940,133 and 8,896,119 shares issued; 8,548,625 and 8,511,453 shares outstanding at September 30, 2024 and December 31, 2023, respectively	22,344	22,231
Treasury stock, at cost; 391,508 and 384,666 shares at September 30, 2024 and December 31, 2023, respectively	(11,203)	(10,954)
Additional paid-in capital	98,697	97,602
Retained earnings	230,752	213,491
Accumulated other comprehensive loss	(33,835)	(44,909)
Total Stockholders’ Equity	306,755	277,461
Total Liabilities and Stockholders’ Equity	$2,420,914	$2,418,847
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees
Taxable	$23,108	$20,285	$67,253	$58,130
Tax-exempt	311	361	943	1,069
Investment Securities:
Taxable	2,617	2,477	8,193	8,451
Tax-exempt	284	284	852	883
Dividends	251	104	739	196
Other	670	723	2,104	2,627
Total Interest and Dividend Income	27,241	24,234	80,084	71,356
INTEREST EXPENSE
Deposits	3,112	928	7,915	1,887
Short-term borrowings	204	439	847	564
Long-term borrowings	2,983	1,122	8,823	2,078
Total Interest Expense	6,299	2,489	17,585	4,529
Net Interest Income	20,942	21,745	62,499	66,827
Provision for (reversal of) credit losses	81	250	(2,686)	74
Provision for (reversal of) unfunded commitments	40	(171)	(370)	226
Net Interest Income after Provisions for (Reversal of) Credit Losses and Unfunded Commitments	20,821	21,666	65,555	66,527
NONINTEREST INCOME
Insurance commissions	2,787	2,629	7,649	7,371
Service charges on deposits	1,048	1,000	3,060	2,951
Wealth management	1,188	953	3,219	2,772
ATM debit card charges	828	845	2,488	2,502
Earnings on investment in bank-owned life insurance	503	473	1,473	1,399
Gain from mortgage loans held for sale	112	—	194	31
Net gains (losses) on sales or calls of investment securities	—	—	69	(739)
Net gains (losses) on equity securities	28	(27)	19	(22)
Gain on assets held for sale	—	14	—	337
Other	339	410	756	873
Total Noninterest Income	6,833	6,297	18,927	17,475
NONINTEREST EXPENSES
Salaries and employee benefits	11,017	10,069	32,611	30,335
Equipment	1,698	1,554	4,997	4,784
Net occupancy	945	942	3,066	2,981
Professional services	409	617	1,554	1,600
FDIC and regulatory	365	388	1,088	932
Other tax	360	323	1,086	965
Intangible assets amortization	304	352	940	1,072
Supplies and postage	236	229	610	633
Marketing and corporate relations	99	159	275	472
Merger-related	1,137	—	1,160	—
Other	1,674	1,703	4,910	5,125
Total Noninterest Expenses	18,244	16,336	52,297	48,899
Income Before Income Taxes	9,410	11,627	32,185	35,103
Provision for income taxes	2,206	2,583	6,934	7,512
Net Income	$7,204	$9,044	$25,251	$27,591
PER SHARE DATA
Basic earnings	$0.85	$1.06	$2.97	$3.24
Diluted earnings	$0.84	$1.06	$2.96	$3.23
Weighted average shares basic	8,507,140	8,517,917	8,500,860	8,518,006
Weighted average shares diluted	8,545,578	8,551,545	8,532,691	8,544,732
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
NET INCOME	$7,204	$9,044	$25,251	$27,591

OTHER COMPREHENSIVE INCOME (LOSS)
INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $3,621, $(2,133), $3,034 and $(3,575), respectively	12,334	(7,033)	10,331	(8,288)
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax expense of $0, $0, $16 and $171, respectively	—	—	53	556
Total unrealized gain (loss) on AFS investment securities	12,334	(7,033)	10,384	(7,732)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $63, $32, $189 and $110, respectively	215	244	645	731
PENSION
Amortization of pension net loss, transition liability, and prior service cost, net of income tax expense of $4, $52, $13 and $76, respectively	15	74	45	246
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	12,564	(6,715)	11,074	(6,755)
TOTAL COMPREHENSIVE INCOME	$19,768	$2,329	$36,325	$20,836

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2024

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2024	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	(1,915)	(1,915)
Common stock shares issued (4,898 shares)	13	—	161	—	—	174
Repurchased shares (4,200 shares)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes (27,424 shares)	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	22,315	(11,101)	97,818	217,712	(46,824)	279,920
Net income	—	—	—	11,279	—	11,279
Other comprehensive income, net of taxes	—	—	—	—	425	425
Common stock shares issued (6,054 shares)	15	—	171	—	—	186
Compensation expense for restricted shares	—	—	241	—	—	241
Cash dividends declared ($0.32 per share)	—	—	—	(2,720)	—	(2,720)
BALANCE – June 30, 2024	22,330	(11,101)	98,230	226,271	(46,399)	289,331
Net income	—	—	—	7,204	—	7,204
Other comprehensive income, net of taxes	—	—	—	—	12,564	12,564
Common stock shares issued (5,638 shares)	14	—	223	—	—	237
Repurchased shares (2,642 shares)	—	(102)	—	—	—	(102)
Compensation expense for restricted shares	—	—	244	—	—	244
Cash dividends declared ($0.32 per share)	—	—	—	(2,723)	—	(2,723)
BALANCE – September 30, 2024	$22,344	$(11,203)	$98,697	$230,752	$(33,835)	$306,755

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2023

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – January 1, 2023	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	9,023	—	9,023
Other comprehensive income, net of taxes	—	—	—	—	6,052	6,052
Common stock shares issued (5,889 shares)	15	—	173	—	—	188
Repurchased shares (850 shares)	—	(29)	—	—	—	(29)
Restricted stock grants, net of forfeitures and withheld for taxes (43,074 shares)	97	—	(97)	—	—	—
Compensation expense for restricted shares	—	—	317	—	—	317
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – March 31, 2023	22,198	(8,956)	96,415	198,144	(51,960)	255,841
Net income	—	—	—	9,524	—	9,524
Other comprehensive loss, net of taxes	—	—	—	—	(6,092)	(6,092)
Common stock shares issued (5,526 shares)	14	—	171	—	—	185
Cash dividends declared ($0.28 per share)	—	—	—	(2,389)	—	(2,389)
BALANCE – June 30, 2023	22,212	(8,956)	96,586	205,279	(58,052)	257,069
Net income	—	—	—	9,044	—	9,044
Other comprehensive loss, net of taxes	—	—	—	—	(6,715)	(6,715)
Common stock shares issued (5,165 shares)	12	—	158	—	—	170
Repurchased shares (46,378 shares)	—	(1,546)	—	—	—	(1,546)
Cash dividends declared ($0.28 per share)	—	—	—	(2,384)	—	(2,384)
BALANCE – September 30, 2023	$22,224	$(10,502)	$96,744	$211,939	$(64,767)	$255,638

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,251	$27,591
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(194)	(31)
Gain on sales of assets held for sale	—	(337)
Earnings on investment in bank-owned life insurance	(1,473)	(1,399)
(Gain) loss on sales or calls of securities	(69)	739
(Gain) loss on equity securities	(19)	22
Restricted stock compensation expense	1,019	317
Depreciation and amortization	2,268	2,559
(Reversal of) provision for credit losses and unfunded commitments	(3,056)	300
Net amortization of investment securities premiums	1,300	494
Decrease (increase) in interest receivable	93	(812)
Increase in interest payable	737	397
Mortgage loans originated for sale	(9,010)	(1,191)
Proceeds from sales of loans originated for sale	8,404	1,345
Decrease in other assets	10,954	1,414
Increase in deferred tax asset	(4,144)	(4,436)
Increase in other liabilities	2,015	5,019
Net Cash Provided by Operating Activities	34,076	31,991
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	554	904
Proceeds from calls/maturities of investment securities available for sale	31,783	26,375
Proceeds from sales of investment securities available for sale	14,336	78,624
Proceeds from sale of equity securities	—	591
Purchase of restricted investment in bank stocks	(1,176)	(3,848)
Net increase in loans	(49,193)	(77,486)
Acquisition of insurance books of business/agency	—	(174)
Capital expenditures	(587)	(174)
Proceeds from sales of assets held for sale	—	3,730
Net Cash (Used in) Provided by Investing Activities	(4,283)	28,542
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(36,831)	(29,519)
Net decrease in interest-bearing deposits	(33,665)	(218,097)
Net decrease in short-term borrowings	(19,113)	(8,848)
Proceeds from long-term borrowings	60,000	100,000
Dividends paid	(7,990)	(7,157)
Common stock repurchased	(249)	(1,575)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	189	543
Net Cash Used In Financing Activities	(37,659)	(164,653)
Net Decrease in Cash and Cash Equivalents	(7,866)	(104,120)
CASH AND CASH EQUIVALENTS — BEGINNING	65,958	168,161
CASH AND CASH EQUIVALENTS — ENDING	$58,092	$64,041
Supplemental disclosures of cash flow information
Cash paid for interest	$16,848	$3,717
Cash paid for income taxes	4,175	7,350

 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    Basis of Presentation and Nature of Operations

ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, insurance, and financial services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 27 community banking offices, including 18 community banking office locations in Adams, Cumberland, Franklin, Lancaster and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices in York, Pennsylvania, and Hunt Valley, Maryland.

ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and nine month periods ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.

Pending Merger

On July 23, 2024, ACNB entered into an Agreement and Plan of Merger with Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania, whereby ACNB will acquire Traditions and Traditions Bank in an all-stock transaction. Pursuant to the terms of the Definitive Agreement, Traditions shareholders will receive 0.7300 shares of ACNB common stock for each share of Traditions common stock that they own as of the closing date. Based on the 20-day Volume Weighted Average Price of ACNB common stock as of July 19, 2024, the transaction is valued at $73.5 million or $26.43 per share.

As of September 30, 2024 and December 31, 2023, Traditions had total assets of $860.0 million and $840.1 million, respectively, total loans of $683.2 million and $668.8 million, respectively, and total deposits of $740.0 million and $731.1 million, respectively. Common shares outstanding totaled 2,754,062 and 2,736,544 at September 30, 2024 and December 31, 2023, respectively. Traditions Bank operates eight full-service branches in South Central Pennsylvania. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions, including approval from ACNB and Traditions shareholders. Currently, the transaction is expected to close in the first quarter of 2025.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2023 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding (basic)	8,507,140	8,517,917	8,500,860	8,518,006
Dilutive effect of unvested shares	38,438	33,628	31,831	26,726
Weighted average shares outstanding (diluted)	8,545,578	8,551,545	8,532,691	8,544,732
Per share:
Basic	$0.85	$1.06	$2.97	$3.24
Diluted	0.84	1.06	2.96	3.23

There were no antidilutive instruments at September 30, 2024 and 2023.

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

As of September 30, 2024, 138,019 shares were issued under this plan, of which 38,438 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $244 thousand and $265 thousand of compensation expense during the three months ended September 30, 2024 and 2023, respectively. Compensation expense recognized during both the nine months ended September 30, 2024 and 2023 was $1.0 million.

Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. During the three and nine months ended September 30, 2024 the Corporation repurchased 2,642 and 6,842 shares, respectively. There were 67,908 treasury shares purchased under this plan through September 30, 2024.

Note 3 - Investment Securities

Fair value of equity securities with readily determinable fair values at September 30, 2024 and December 31, 2023, are as follows:

(In thousands)	Fair Value at Beginning of Period	Sales/reclassification	Gains (Losses)	Losses on sales of securities	Fair Value at End of Period
Nine Months Ended September 30, 2024
CRA Mutual Fund	$928	$—	$19	$—	$947

Twelve Months Ended December 31, 2023
CRA Mutual Fund	$915	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	206	—	—	—
Stock in other banks	598	592	5	(11)	—
	$1,719	$798	$18	$(11)	$928

Amortized cost and fair value of securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Available for Sale
U.S. Government and agencies	$166,194	$—	$13,985	$152,209
Collateralized mortgage obligations	40,889	—	2,822	38,067
Residential mortgage-backed securities	164,113	43	15,088	149,068
Commercial mortgage-backed securities	65,566	803	3,472	62,897
Corporate bonds	18,102	—	2,264	15,838
	$454,864	$846	$37,631	$418,079

Held to Maturity
State and municipal	$62,665	$—	$5,477	57,188
Residential mortgage-backed securities	1,913	—	63	1,850
	$64,578	$—	$5,540	$59,038

December 31, 2023
Available for Sale
U.S. Government and agencies	$176,458	$—	$19,663	$156,795
Collateralized mortgage obligations	45,189	—	4,105	41,084
Residential mortgage-backed securities	178,441	19	19,630	158,830
Commercial mortgage-backed securities	69,498	344	4,552	65,290
Corporate bonds	32,326	202	2,834	29,694
	$501,912	$565	$50,784	$451,693

Held to Maturity
State and municipal	$62,133	$—	$5,419	$56,714
Residential mortgage-backed securities	2,467	—	124	2,343
	$64,600	$—	$5,543	$59,057

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024, and December 31, 2023:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$152,209	$13,985	$152,209	$13,985
Collateralized mortgage obligations	—	—	38,067	2,822	38,067	2,822
Residential mortgage-backed securities	—	—	146,297	15,088	146,297	15,088
Commercial mortgage-backed securities	—	—	30,174	3,472	30,174	3,472
Corporate bonds	—	—	15,838	2,264	15,838	2,264
	$—	$—	$382,585	$37,631	$382,585	$37,631

Held to Maturity
State and municipal	$—	$—	$57,188	$5,477	$57,188	$5,477
Residential mortgage-backed securities	—	—	1,850	63	1,850	63
	$—	$—	$59,038	$5,540	$59,038	$5,540

December 31, 2023
Available for Sale
U.S. Government and agencies	$—	$—	$156,795	$19,663	$156,795	$19,663
Collateralized mortgage obligations	—	—	41,085	4,104	41,085	4,104
Residential mortgage-backed securities	—	—	156,295	19,630	156,295	19,630
Commercial mortgage-backed securities	—	—	33,063	4,553	33,063	4,553
Corporate bonds	—	—	15,279	2,834	15,279	2,834
	$—	$—	$402,517	$50,784	$402,517	$50,784

Held to Maturity
State and municipal	$—	$—	$56,714	$5,419	$56,714	$5,419
Residential mortgage-backed securities	—	—	2,343	124	2,343	124
	$—	$—	$59,057	$5,543	$59,057	$5,543

All mortgage-backed security investments are government sponsored enterprise pass-through instruments issued by the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation or they are issued by Government National Mortgage Association which is backed by the U.S. government.

The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. There was no impairment on AFS debt securities as of September 30, 2024 and December 31, 2023. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of September 30, 2024 and December 31, 2023. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis.

Amortized cost and fair value at September 30, 2024, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$16,322	$16,029	$—	$—
Over 1 year through 5 years	110,053	102,347	4,191	3,824
Over 5 years through 10 years	55,921	48,125	24,314	23,966
Over 10 years	2,000	1,546	34,160	29,398
Mortgage-backed securities	270,568	250,032	1,913	1,850
	$454,864	$418,079	$64,578	$59,038

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Proceeds	$15,908	$—	$46,119	$79,215
Gross gains	—	—	87	243
Gross losses	—	—	18	982

At September 30, 2024, and December 31, 2023, securities with a carrying value of $204.4 million and $233.7 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

Note 4 -    Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio:

(In thousands)	September 30, 2024	December 31, 2023
Commercial real estate	$957,904	$898,709
Residential mortgage	397,994	394,189
Commercial and industrial	152,148	152,344
Home equity lines of credit	84,316	90,163
Real estate construction	75,953	84,341
Consumer	9,773	9,954
Gross loans	1,678,088	1,629,700
Unearned income	(976)	(1,712)
Total loans, net of unearned income	$1,677,112	$1,627,988

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
September 30, 2024
Commercial real estate	$318	$—	$346	$664	$957,240	$957,904	$32
Residential mortgage	—	585	375	960	397,034	397,994	375
Commercial and industrial	138	50	175	363	151,785	152,148	19
Home equity lines of credit	454	—	—	454	83,862	84,316	—
Real estate construction	15	—	12	27	75,926	75,953	12
Consumer	21	—	—	21	9,752	9,773	—
Gross Loans	$946	$635	$908	$2,489	$1,675,599	$1,678,088	$438

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2023
Commercial real estate	$150	$347	$—	$497	$898,212	$898,709	$—
Residential mortgage	1,293	388	849	2,530	391,659	394,189	505
Commercial and industrial	50	—	159	209	152,135	152,344	—
Home equity lines of credit	414	—	654	1,068	89,095	90,163	654
Real estate construction	12	—	—	12	84,329	84,341	—
Consumer	8	—	3	11	9,943	9,954	3
Gross Loans	$1,927	$735	$1,665	$4,327	$1,625,373	$1,629,700	$1,162

Nonaccrual and Nonperforming Loans

Loans individually evaluated consist of nonaccrual loans, presented in the following table:

(In thousands)	With a Related Allowance	Without a Related Allowance	Total
September 30, 2024
Commercial real estate	$314	$3,292	$3,606
Commercial and industrial	991	1,368	2,359
Home equity lines of credit	—	168	168
	$1,305	$4,828	$6,133
December 31, 2023
Commercial real estate	$315	$1,164	$1,479
Residential mortgage	—	343	343
Commercial and industrial	1,004	—	1,004
Home equity lines of credit	—	185	185
	$1,319	$1,692	$3,011

During both the three and nine months ended September 30, 2024 and 2023, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.

Total nonperforming loans are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$6,133	$3,011
Greater than or equal to 90 days past due and accruing	438	1,162
Total nonperforming loans	$6,571	$4,173
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

Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change. The following table presents the amortized cost basis of individually evaluated loans as of the periods presented:

	Type of Collateral
(In thousands)	Business Assets	Real Estate
September 30, 2024
Commercial real estate	$—	$3,606
Commercial and industrial	2,359	—
Home equity lines of credit	—	168
Total	$2,359	$3,774

December 31, 2023
Commercial real estate	$—	$1,479
Residential mortgage	—	343
Commercial and industrial	1,004	—
Home equity lines of credit	—	185
Total	$1,004	$2,007

Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $515 thousand at September 30, 2024 and $1.3 million at December 31, 2023 and are included in nonperforming loans if they are greater than or equal to 90 days past due.

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Combination Payment Deferral and Interest Only Payments	Percent of Class of Financing Receivable
Commercial real estate	$2,293	0.2%
Commercial and industrial	1,748	1.1%
Total	$4,041

During the three and nine months ended September 30, 2023, the Corporation did not modify any loans. During the nine months ended September 30, 2024 and 2023, the Corporation did not have any commitments to lend any additional funds on existing modified loans.

The following presents the performance of loans modified in the previous twelve months as of September 30, 2024:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,293	$—	$—	$—
Commercial and industrial	1,967	—	—	—
Total	$4,260	$—	$—	$—

As of September 30, 2024, the Corporation had no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$97,426	$134,288	$164,910	$123,922	$56,029	$318,720	$18,020	$913,315
Special Mention	488	2,848	4,830	5,878	2,795	15,505	1,797	34,141
Substandard	—	—	1,781	—	1,496	7,171	—	10,448
Total Commercial real estate	$97,914	$137,136	$171,521	$129,800	$60,320	$341,396	$19,817	$957,904
Residential mortgage
Pass	$18,113	$37,415	$23,683	$38,909	$13,743	$33,124	$419	$165,406
Special Mention	—	881	270	575	246	3,199	94	5,265
Substandard	—	—	—	—	—	68	—	68
Total Residential Mortgage	$18,113	$38,296	$23,953	$39,484	$13,989	$36,391	$513	$170,739
Commercial and industrial
Pass	$8,979	$11,038	$20,545	$30,192	$13,511	$25,644	$33,010	$142,919
Special Mention	172	153	248	223	82	449	2,703	4,030
Substandard	—	536	468	354	16	780	3,045	5,199
Total Commercial and industrial	$9,151	$11,727	$21,261	$30,769	$13,609	$26,873	$38,758	$152,148
Home equity lines of credit
Pass	$—	$296	$94	$—	$—	$281	$5,227	$5,898
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	174	—	174
Total Home equity lines of credit	$—	$296	$94	$—	$—	$455	$5,923	$6,768
Real estate construction
Pass	$9,985	$29,172	$16,397	$1,220	$306	$1,091	$8,739	$66,910
Special Mention	—	118	281	—	—	679	46	1,124
Substandard	—	—	—	—	—	64	—	64
Total Real estate construction	$9,985	$29,290	$16,678	$1,220	$306	$1,834	$8,785	$68,098
Performance Rated:
Residential mortgage
Performing	$12,390	$40,244	$41,284	$13,732	$14,879	$104,279	$72	$226,880
Nonperforming	—	—	—	—	—	375	—	375
Total Residential Mortgage	$12,390	$40,244	$41,284	$13,732	$14,879	$104,654	$72	$227,255
Home equity lines of credit
Performing	$—	$19	$35	$—	$12	$2,809	$74,673	$77,548
Total Home equity lines of credit	$—	$19	$35	$—	$12	$2,809	$74,673	$77,548
Real estate construction
Performing	$4,240	$1,773	$565	$165	$193	$907	$—	$7,843
Nonperforming	—	—	—	—	—	12	—	12
Total Real estate construction	$4,240	$1,773	$565	$165	$193	$919	$—	$7,855
Consumer
Performing	$1,823	$1,710	$1,917	$552	$333	$904	$2,534	$9,773
Total Consumer	$1,823	$1,710	$1,917	$552	$333	$904	$2,534	$9,773
Year-to-date gross charge-offs	$—	$—	$9	$—	$—	$7	$147	$163
Total Portfolio loans:
Pass	$134,503	$212,209	$225,629	$194,243	$83,589	$378,860	$65,415	$1,294,448
Special Mention	660	4,000	5,629	6,676	3,123	19,832	5,336	45,256
Substandard	—	536	2,249	354	1,512	8,257	3,045	15,953
Performing	18,453	43,746	43,801	14,449	15,417	108,899	77,279	322,044
Nonperforming	—	—	—	—	—	387	—	387
Total Portfolio loans	$153,616	$260,491	$277,308	$215,722	$103,641	$516,235	$151,075	$1,678,088
Year-to-date gross charge-offs	$—	$—	$9	$—	$—	$7	$147	$163

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$136,158	$152,767	$130,994	$60,918	$65,856	$287,026	$13,636	$847,355
Special Mention	1,927	6,385	5,920	1,904	8,222	16,244	1,994	42,596
Substandard	—	—	—	1,530	704	6,524	—	8,758
Total Commercial real estate	$138,085	$159,152	$136,914	$64,352	$74,782	$309,794	$15,630	$898,709
Residential mortgage
Pass	$39,146	$27,612	$41,031	$14,758	$10,492	$27,274	$402	$160,715
Special Mention	588	82	593	397	826	2,457	62	5,005
Substandard	—	—	—	—	—	218	—	218
Total Residential mortgage	$39,734	$27,694	$41,624	$15,155	$11,318	$29,949	$464	$165,938
Commercial and industrial
Pass	$12,319	$24,259	$34,830	$15,614	$13,922	$17,780	$25,147	$143,871
Special Mention	128	303	290	529	140	459	2,014	3,863
Substandard	7	135	499	91	9	1,597	2,272	4,610
Total Commercial and industrial	$12,454	$24,697	$35,619	$16,234	$14,071	$19,836	$29,433	$152,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110
Home equity lines of credit
Pass	$300	$99	$—	$—	$—	$131	$5,235	$5,765
Special Mention	—	—	—	—	—	—	727	727
Substandard	—	—	—	—	—	362	—	362
Total Home equity lines of credit	$300	$99	$—	$—	$—	$493	$5,962	$6,854
Real estate construction
Pass	$19,766	$39,758	$3,953	$1,160	$—	$2,604	$8,003	$75,244
Special Mention	—	465	—	92	—	725	—	1,282
Substandard	—	—	—	—	—	69	—	69
Total Real estate construction	$19,766	$40,223	$3,953	$1,252	$—	$3,398	$8,003	$76,595
Performance Rated:
Residential mortgage
Performing	$33,884	$45,221	$14,878	$16,184	$9,059	$108,021	$156	$227,403
Nonperforming	—	—	—	—	—	848	—	848
Total Residential mortgage	$33,884	$45,221	$14,878	$16,184	$9,059	$108,869	$156	$228,251
Home equity lines of credit
Performing	$23	$38	$—	$13	$94	$4,742	$77,745	$82,655
Nonperforming	—	—	—	—	—	92	562	654
Total Home equity lines of credit	$23	$38	$—	$13	$94	$4,834	$78,307	$83,309
Real estate construction
Performing	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Real estate construction	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Consumer
Performing	$2,351	$2,685	$778	$522	$271	$1,085	$2,259	$9,951
Nonperforming	—	—	—	—	—	—	3	3
Total Consumer	$2,351	$2,685	$778	$522	$271	$1,085	$2,262	$9,954
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$78	$67	$396
Total Portfolio loans
Pass	$207,689	$244,495	$210,808	$92,450	$90,270	$334,815	$52,423	$1,232,950
Special Mention	2,643	7,235	6,803	2,922	9,188	19,885	4,797	53,473
Substandard	7	135	499	1,621	713	8,770	2,272	14,017
Performing	41,829	48,697	15,831	16,929	9,594	114,715	80,160	327,755
Nonperforming	—	—	—	—	—	940	565	1,505
Total Portfolio loans	$252,168	$300,562	$233,941	$113,922	$109,765	$479,125	$140,217	$1,629,700
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$188	$67	$506
During the three months ended June 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for a $2.7 million and $370 thousand reversal of the provisions for credit losses and for unfunded commitments, respectively, for the nine months ended September 30, 2024.
The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2024
Beginning balance - July 1, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$—	$17,162
Charge-offs	—	—	—	—	—	(51)	—	(51)
Recoveries	—	—	6	—	—	16	—	22
Provisions (credits)	196	31	301	(16)	(467)	36	—	81
Ending balance - September 30, 2024	$10,392	$2,870	$1,772	$296	$1,780	$104	$—	$17,214
Nine Months Ended September 30, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
Charge-offs	—	—	—	—	—	(163)	—	(163)
Recoveries	—	—	24	—	—	70	—	94
Provisions (credits)	(1,618)	(433)	(300)	(101)	(290)	56	—	(2,686)
Ending balance - September 30, 2024	$10,392	$2,870	$1,772	$296	$1,780	$104	$—	$17,214

Three Months Ended September 30, 2023
Beginning balance - July 1, 2023	$11,728	$3,075	$1,941	$388	$1,885	$131	$—	$19,148
Charge-offs	—	—	(81)	—	—	(109)	—	(190)
Recoveries	—	—	32	—	—	24	—	56
Provisions	170	78	(381)	5	279	99	—	250
Ending balance - September 30, 2023	$11,898	$3,153	$1,511	$393	$2,164	$145	$—	$19,264
Nine Months Ended September 30, 2023
Beginning balance - January 1, 2023	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
Impact of CECL adoption	1,106	297	(762)	17	1,347	(142)	(245)	1,618
Charge-offs	—	—	(110)	—	—	(279)	—	(389)
Recoveries	—	—	42	—	—	58	—	100
Provisions	776	(173)	(507)	29	(183)	132	—	74
Ending balance - September 30, 2023	$11,898	$3,153	$1,511	$393	$2,164	$145	$—	$19,264

Note 5 - Deposits

Deposits were comprised of the following for the periods presented:

(In thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing demand deposits	$463,501	$500,332
Interest-bearing demand deposits	509,930	524,289
Money market	249,197	264,907
Savings	311,958	340,134
Total demand and savings	1,534,586	1,629,662
Time	256,731	232,151
Total deposits	$1,791,317	$1,861,813
Time deposits include brokered deposits totaling $1.5 million at September 30, 2024, and none at December 31, 2023.

Scheduled maturities of time deposits at September 30, 2024 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$183,010	$44,229
1 - 2 years	16,136	783
2 - 3 years	7,589	—
3 - 4 years	2,764	—
4 - 5 years	2,130	—
Thereafter	90	—
Total time deposits	$211,719	$45,012

Note 6 - Borrowings
Short-term borrowings were comprised of the following for the periods presented:

(In thousands)	September 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$37,769	$26,882
FHLB advance	—	30,000
	$37,769	$56,882

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $10.6 million at September 30, 2024. The Bank also has unsecured lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at September 30, 2024 and December 31, 2023.

Long-term borrowings were comprised of the following for the periods presented:

(In thousands)	September 30, 2024	December 31, 2023
FHLB fixed-rate advances maturing:
2026	$80,000	$80,000
2027	90,000	60,000
2028	35,000	35,000
2029	30,000	—
Trust preferred subordinated debt [1]	5,322	5,292
Subordinated debt	15,000	15,000
	$255,322	$195,292
___________________________
1 Net of purchase accounting fair value mark

The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $920.1 million, of which $684.0 million was available at September 30, 2024.

The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On September 15, 2024, the most recent interest rate reset date, the interest rate was adjusted to 6.84% for the period ending December 15, 2024. The trust preferred securities mature on

December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.

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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	September 30, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$947	$—	$—	$947
AFS Investment Securities:
U.S. Government and agencies		—	152,209	—	152,209
Collateralized mortgage obligations		—	38,067	—	38,067
Residential mortgage-backed securities		—	149,068	—	149,068
Commercial mortgage-backed securities		—	62,897	—	62,897
Corporate bonds		—	15,838	—	15,838
Total AFS Investment Securities	Recurring	$—	$418,079	$—	$418,079
Loans held for sale	Recurring	—	1,080	—	1,080
Individually evaluated loans	Non-recurring	—	—	262	262
Foreclosed assets held for resale	Non-recurring	—	—	406	406

	December 31, 2023
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$928	$—	$—	$928
AFS Investment Securities:
U.S. Government and agencies		—	156,795	—	156,795
Collateralized mortgage obligations		—	41,084	—	41,084
Residential mortgage-backed securities		—	158,830	—	158,830
Commercial mortgage-backed securities		—	65,290	—	65,290
Corporate bonds		—	29,694	—	29,694
Total AFS Investment Securities	Recurring	$—	$451,693	$—	$451,693
Loans held for sale	Recurring	—	280	—	280
Individually evaluated loans	Non-recurring	—	—	242	242
Foreclosed assets held for resale	Non-recurring	—	—	467	467
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Statements of Condition, with realized and unrealized gains and losses reported in noninterest income on the Consolidated Statements of Income.

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

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value utilizing Level 2 measurements. Fair values as of September 30, 2024 and December 31, 2023, were measured as the price that secondary market investors were offering for loans with similar characteristics. Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
September 30, 2024
Individually evaluated loans	$262	Appraisal of collateral	Appraisal adjustments	(17) – (100)%	(81)%
Foreclosed assets held for resale	406	Appraisal of collateral	Appraisal adjustments	(53)	(53)

December 31, 2023
Individually evaluated loans	$242	Appraisal of collateral	Appraisal adjustments	(33) – (100)%	(94)%
Foreclosed assets held for resale	467	Appraisal of collateral	Appraisal adjustments	(56)	(56)
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	September 30, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,636	$24,636	$24,636	$—	$—
Interest-bearing deposits with banks	33,456	33,456	33,456	—	—
Equity securities with readily determinable fair values	947	947	947	—	—
Investment securities AFS	418,079	418,079	—	418,079	—
Investment securities HTM	64,578	59,038	—	59,038	—
Loans held for sale	1,080	1,080	—	1,080	—
Loans, net	1,659,898	1,641,479	—	—	1,641,479
Accrued interest receivable	7,987	7,987	—	7,987	—
Restricted investment in bank stocks	10,853	10,853	—	10,853	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,534,586	$1,333,125	$—	$1,333,125	$—
Time deposits	256,731	250,936	—	250,936	—
Securities sold under repurchase agreements	37,769	40,649	—	40,649	—
FHLB Advances	235,000	240,277	—	240,277	—
Trust preferred and subordinated debt	20,322	18,372	—	18,372	—
Accrued interest payable	1,531	1,531	—	1,531	—

	December 31, 2023
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,442	$21,442	$7,063	$14,379	$—
Interest-bearing deposits with banks	44,516	44,516	44,516	—	—
Equity securities with readily determinable fair values	928	928	928	—	—
Investment securities AFS	451,693	451,693	—	451,693	—
Investment securities HTM	64,600	59,057	—	59,057	—
Loans held for sale	280	280	—	280	—
Loans, net	1,608,019	1,562,703	—	—	1,562,703
Accrued interest receivable	8,080	8,080	—	8,080	—
Restricted investment in bank stocks	9,677	9,677	—	9,677	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,629,662	$1,391,709	$—	$1,391,709	$—
Time deposits	232,151	221,770	—	221,770	—
Securities sold under repurchase agreements	26,882	23,666	—	23,666	—
FHLB Advances	205,000	206,950	—	206,950	—
Trust preferred and subordinated debt	20,292	16,992	—	16,992	—
Accrued interest payable	794	794	—	794	—

Note 8 -    Retirement Benefits

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$107	$124	$321	$372
Interest cost	373	373	1,121	1,119
Expected return on plan assets	(712)	(663)	(2,136)	(1,989)
Amortization of net loss	20	98	58	294
Net Periodic Benefit Income	$(212)	$(68)	$(636)	$(204)

The Corporation has determined that it will not be contributing to the defined benefit plan in 2024 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan.

Note 9 -    Commitments and Contingencies

Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statements of Condition.

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

The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at September 30, 2024 and at December 31, 2023.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.

A summary of the Corporation’s commitments were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$363,631	$403,300
Standby letters of credit	14,362	21,029

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

Note 10 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2024
Balance at July 1, 2024	$(42,472)	$(3,927)	$(46,399)
Unrealized gain on AFS securities, net of tax	12,334	—	12,334
Amortization of unrealized losses on securities transferred to HTM, net of tax	215	—	215
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	15	15
Net current period other comprehensive income	12,549	15	12,564
Balance at September 30, 2024	$(29,923)	$(3,912)	$(33,835)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized gain on AFS securities, net of tax	10,331	—	10,331
Realized gains on securities, net of tax	53	—	53
Amortization of unrealized losses on securities transferred to HTM, net of tax	645	—	645
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	45	45
Net current period other comprehensive income	11,029	45	11,074
Balance at September 30, 2024	$(29,923)	$(3,912)	$(33,835)

Three Months Ended September 30, 2023
Balance at July 1, 2023	$(52,946)	$(5,106)	$(58,052)
Unrealized loss on AFS securities, net of tax	(7,033)	—	(7,033)
Amortization of unrealized losses on securities transferred to HTM, net of tax	244	—	244
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	74	74
Net current period other comprehensive (loss) income	(6,789)	74	(6,715)
Balance at September 30, 2023	$(59,735)	$(5,032)	$(64,767)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(52,734)	$(5,278)	$(58,012)
Unrealized loss on AFS securities, net of tax	(8,288)	—	(8,288)
Realized gains on securities, net of tax	556	—	556
Amortization of unrealized losses on securities transferred to HTM, net of tax	731	—	731
Amortization of pension net loss, transition liability and prior service cost, net of tax	—	246	246
Net current period other comprehensive (loss) income	(7,001)	246	(6,755)
Balance at September 30, 2023	$(59,735)	$(5,032)	$(64,767)

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

Segment information as of and for the three month periods ended September 30, 2024 and 2023 is as follows:

(In thousands)	Banking	Insurance	Total
2024
Interest income and other income from external customers	$31,286	$2,788	$34,074
Interest expense	6,299	—	6,299
Depreciation and amortization expense	548	196	744
Income before income taxes	8,801	609	9,410
Total assets	2,396,726	24,188	2,420,914
Goodwill	35,800	8,385	44,185
Capital expenditures	222	—	222

2023
Interest income and other income from external customers	$28,080	$2,451	$30,531
Interest expense	2,489	—	2,489
Depreciation and amortization expense	613	212	825
Income before income taxes	11,107	520	11,627
Total assets	2,369,705	18,817	2,388,522
Goodwill	35,800	8,385	44,185
Capital expenditures	68	—	68
Segment information as of and for the nine month periods ended September 30, 2024 and 2023, is as follows:

(In thousands)	Banking	Insurance	Total
2024
Interest income and other income from external customers	$91,359	$7,652	99,011
Interest expense	17,585	—	17,585
Depreciation and amortization expense	1,677	591	2,268
Income before income taxes	30,810	1,375	32,185
Total assets	2,396,726	24,188	2,420,914
Goodwill	35,800	8,385	44,185
Capital expenditures	556	31	587

2023
Interest income and other income from external customers	$81,638	$7,193	$88,831
Interest expense	4,529	—	4,529
Depreciation and amortization	1,925	634	2,559
Income before income taxes	33,508	1,595	35,103
Total assets	2,369,705	18,817	2,388,522
Goodwill	35,800	8,385	44,185
Capital expenditures	168	6	174

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

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 27 community banking offices. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.

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
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income	$7,204	$9,044	$25,251	$27,591
Diluted earnings per share	$0.84	$1.06	$2.96	$3.23
Cash dividends declared	$0.32	$0.28	$0.94	$0.84
Return on average assets (annualized)	1.17%	1.52%	1.38%	1.55%
Return on average equity (annualized)	9.63%	13.84%	11.79%	14.38%
Net interest margin [1]	3.77%	4.01%	3.79%	4.11%
Non-performing assets to total assets	0.29%	0.17%	0.29%	0.17%
Net charge-offs to average loans outstanding (annualized)	0.01%	0.03%	0.01%	0.02%
Allowance for credit losses to total loans, net of unearned income	1.03%	1.19%	1.03%	1.19%
___________________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Income - Net income for the three months ended September 30, 2024 was $7.2 million compared to net income of $9.0 million for the same period of the prior year, a decrease of $1.8 million, or 20.3%. Diluted earnings per share for the three months ended September 30, 2024 and 2023 were $0.84 and $1.06, respectively, resulting in a 20.8% decrease. The decrease in net income for the three months ended September 30, 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses, including merger-related expenses, partially offset by higher noninterest income. Net income for the nine months ended September 30, 2024 was $25.3 million compared to $27.6 million for the same period of the prior year, a decrease of $2.3 million or 8.5%. Diluted earnings per share for the nine months ended September 30, 2024 and 2023 were $2.96 and $3.23, respectively, resulting in an 8.4% decrease. The decrease in net income for the nine months ended September 30, 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses, including merger-related expenses, partially offset by a reversal of the provision for credit losses and unfunded commitments and an increase in noninterest income.
•Net Interest Income - Net interest income was $20.9 million for the three months ended September 30, 2024 compared to $21.7 million for the same period of 2023, a decrease of $803 thousand, or 3.7%. For the nine months ended September 30, 2024, net interest income was $62.5 million compared to $66.8 million for the same period of the prior year, a decrease of $4.3 million, or 6.5%. The decline in net interest income was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs.
◦Net Interest Margin - The Corporation’s FTE net interest margin decreased to 3.77% for the three months ended September 30, 2024 compared to 4.01% in the same period of 2023, a decrease of 24 bps. For the nine months ended September 30, 2024, the net interest margin decreased to 3.79% compared to 4.11% for the same period of the prior year, a decrease of 32 bps.

◦Yield on Average Earning Assets - For the three months ended September 30, 2024, the yield on average earning assets was 4.90%, an increase of 44 bps compared to the same period of the prior year, and was 4.84% for the nine months ended September 30, 2024, an increase of 45 bps compared to the same period of the prior year.
◦Loan Growth - Average loans grew $87.2 million, or 5.5%, for the three months ended September 30, 2024 compared to the same period of the prior year. For the nine months ended September 30, 2024, average loans grew $110.3 million, or 7.1%, compared to the same period of the prior year. As described in more detail below, the growth was driven by an increase in the commercial real estate portfolio.
◦Deposit Decline - Average interest-bearing deposits decreased $54.4 million, or 3.9%, for the three months ended September 30, 2024 compared to the same period of the prior year; however, average time deposit balances increased $45.9 million, or 21.6%, due to ongoing promotions. During the same period of 2024, average noninterest-bearing deposits decreased $64.6 million, or 11.9%, compared to the same period of the prior year. For the nine months ended September 30, 2024, average interest-bearing deposits decreased $132.5 million, or 9.0%, and average noninterest-bearing deposits decreased $67.1 million, or 12.2%, compared to the same period of the prior year. Average time deposits, included in average interest-bearing deposits, increased $20.3 million, or 8.6%, for the nine months ended September 30, 2024 compared to the same period in the prior year as a result of ongoing promotions.
•Asset Quality - Asset quality metrics continue to be stable despite increases in non-performing loans during the three months ended September 30, 2024. The provisions for credit losses and unfunded commitments were $81 thousand and $40 thousand, respectively, for the three months ended September 30, 2024 compared to a provision for credit losses of $250 thousand and a $171 thousand reversal of the provision for unfunded commitments for the same period of the prior year. For the nine months ended September 30, 2024, the provisions for credit losses and unfunded commitments were a reversal of $2.7 million and $370 thousand, respectively, compared to a $74 thousand and $226 thousand provisions for credit losses and unfunded commitments, respectively, for the same period of the prior year.
◦Non-performing loans were $6.6 million, or 0.39%, of total loans at September 30, 2024 compared to $3.6 million, or 0.22%, of total loans at September 30, 2023. The increase in non-performing loans was primarily the result of one long-standing commercial relationship in the healthcare industry, comprised of both owner-occupied commercial real estate and commercial and industrial loans.
◦Annualized net charge-offs for the three months ended September 30, 2024 were 0.01% of total average loans compared to 0.03% for the same period of 2023. For the nine months ended September 30, 2024 and 2023 the annualized net charge-offs were 0.01% and 0.02%, respectively, of total average loans.
•Noninterest income - Noninterest income was $6.8 million for the three months ended September 30, 2024 an increase of $536 thousand, or 8.5% from $6.3 million for the same period of 2023. The increase was driven primarily by higher wealth management income, insurance commissions and gain from mortgage loans held for sale compared to the same period of the prior year. For the nine months ended September 30, 2024 noninterest income was $18.9 million and $17.5 million for the same period of the prior year. The increase was driven primarily by higher wealth management income, higher insurance commissions, gain from mortgage loans held for sale and a net gain on sales of securities in the current period compared to a net loss in the same period of 2023.
•Noninterest expenses - Noninterest expenses increased to $18.2 million, or 11.7%, for the three months ended September 30, 2024 compared to $16.3 million in the same period of the prior year. The increase was driven primarily by merger-related expenses, higher salary and employee benefits expense, partially offset by decreases in professional services and marketing and corporate relations. For the nine months ended September 30, 2024, noninterest expenses increased to $52.3 million, or by 6.9%, from $48.9 million in the same period of 2023. The increase was driven primarily by higher salary and employee benefits expense, merger-related expenses, FDIC and regulatory, and other tax, partially offset by decreases in marketing and corporate relations and other.
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

RESULTS OF OPERATIONS

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Net income for the three months ended September 30, 2024 was $7.2 million compared to net income of $9.0 million for the same period of the prior year, a decrease of $1.8 million, or 20.3%. Diluted earnings per share for the three months ended September 30, 2024 and 2023 were $0.84 and $1.06, respectively, resulting in a 20.8% decrease. The decrease in net income for the three months ended September 30, 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses, including merger-related expenses, partially offset by higher noninterest income.

Net Interest Income

Net interest income totaled $20.9 million for the three months ended September 30, 2024 compared to $21.7 million for the same period of the prior year, a decrease of $803 thousand or 3.7%. The FTE net interest margin for the three months ended September 30, 2024 was 3.77%, a 24 bps decrease from 4.01% for the same period of the prior year. The decrease in FTE net interest margin was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$1,618,879	$23,108	5.68%	$1,520,134	$20,285	5.29%
Tax-exempt	62,401	394	2.51	73,995	457	2.45
Total Loans [2]	1,681,280	23,502	5.56	1,594,129	20,742	5.16
Investment Securities:
Taxable	441,135	2,868	2.59	466,402	2,581	2.20
Tax-exempt	54,549	359	2.62	55,027	359	2.59
Total Investments [3]	495,684	3,227	2.59	521,429	2,940	2.24
Interest-bearing deposits with banks	48,794	670	5.46	53,324	723	5.38
Total Earning Assets	2,225,758	27,399	4.90	2,168,882	24,405	4.46
Cash and due from banks	21,684			23,783
Premises and equipment	25,716			25,980
Other assets	184,105			165,821
Allowance for credit losses	(17,147)			(19,101)
Total Assets	$2,440,116			$2,365,365

LIABILITIES
Interest-bearing demand deposits	$518,368	$552	0.42%	$571,314	$185	0.13%
Money markets	246,653	692	1.12	245,899	312	0.50
Savings deposits	318,291	26	0.03	366,398	30	0.03
Time deposits	258,053	1,842	2.84	212,159	401	0.75
Total Interest-Bearing Deposits	1,341,365	3,112	0.92	1,395,770	928	0.26
Short-term borrowings	38,666	204	2.10	66,942	439	2.60
Long-term borrowings	255,316	2,983	4.65	94,554	1,122	4.71
Total Borrowings	293,982	3,187	4.31	161,496	1,561	3.83
Total Interest-Bearing Liabilities	1,635,347	6,299	1.53	1,557,266	2,489	0.63
Noninterest-bearing demand deposits	477,350			541,995
Other liabilities	29,946			6,820
Stockholders’ Equity	297,473			259,284
Total Liabilities and Stockholders’ Equity	$2,440,116			$2,365,365
Taxable Equivalent Net Interest Income		21,100			21,916
Taxable Equivalent Adjustment		(158)			(171)
Net Interest Income		$20,942			$21,745
Cost of Funds			1.19%			0.47%
FTE Net Interest Margin			3.77%			4.01%
______________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended September 30, 2024 compared to the same period in 2023:

	2024 versus 2023
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$1,313	$1,510	$2,823
Tax-exempt	(71)	8	(63)
Total Loans [2]	1,242	1,518	2,760
Securities
Taxable securities	(140)	427	287
Tax-exempt securities	(3)	3	—
Total Securities	(143)	430	287
Interest-bearing deposits with banks	(61)	8	(53)
Total	$1,038	$1,956	$2,994
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(17)	$384	$367
Money markets	1	379	380
Savings deposits	(4)	—	(4)
Time deposits	87	1,354	1,441
Total Interest-Bearing Deposits	67	2,117	2,184
Short-term borrowings	(185)	(50)	(235)
Long-term borrowings	1,903	(42)	1,861
Total Borrowings	1,718	(92)	1,626
Total	1,785	2,025	3,810
Change in Net Interest Income	$(747)	$(69)	$(816)
______________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.

Total FTE interest income increased $3.0 million, or 12.3%, during the three months ended September 30, 2024 compared to the same period of the prior year. ACNB experienced a $2.0 million increase in FTE interest income due to an increase in the yield on interest earning assets and $1.0 million attributable to an increase in the average balance of interest earning assets. FTE interest income on total loans increased $2.8 million, or 13.3%, compared to the same period of 2023. The yield on total loans increased 40 bps, contributing $1.5 million to the increase. Average loans increased $87.2 million, or 5.5%, contributing $1.2 million to the increase in FTE interest income. FTE interest income on investment securities increased $287 thousand, or 9.8%, driven by a higher yield on investment securities partially offset by a lower volume of investment securities. FTE interest income on interest-bearing deposits with banks declined $53 thousand, or 7.3%, attributable to lower average balances of interest-bearing cash used to fund loan growth and deposit outflows offset slightly by a higher interest rate environment.

Total interest expense increased $3.8 million, or 153.1%, during the three months ended September 30, 2024 compared to the same period of the prior year. Total average interest-bearing deposits decreased $54.4 million, or 3.9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023; however, average time deposit balances increased $45.9 million, or 21.6%, due to ongoing promotions. Interest expense increased $2.1 million due to higher rates on interest-bearing deposits. The cost of interest-bearing deposits was 0.92% for the three months ended September 30, 2024, an increase of 66 bps from the three months ended September 30, 2023. The largest increases in rates were in time deposits and money markets which increased 209 and 62 bps, respectively. Total average borrowings increased $132.5 million, or 82.0%, for the three months ended September 30, 2024 compared to the same period of the prior year, contributing $1.7 million to the increase in interest expense.

Provision for Credit Losses and Unfunded Commitments

The provisions for credit losses and unfunded commitments were $81 thousand and $40 thousand, respectively, for the three months ended September 30, 2024, compared to a provision for credit losses of $250 thousand and a reversal of unfunded commitments of $171 thousand for the same period of the prior year. The determination of the provisions was a result of the analysis of the adequacy of the ACL and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Noninterest Income

The following table presents the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST INCOME
Insurance commissions	$2,787	$2,629	$158	6.0%
Service charges on deposits	1,048	1,000	48	4.8
Wealth management	1,188	953	235	24.7
ATM debit card charges	828	845	(17)	(2.0)
Earnings on investment in bank-owned life insurance	503	473	30	6.3
Gain from mortgage loans held for sale	112	—	112	100.0
Net gains (losses) on equity securities	28	(27)	55	203.7
Gain on assets held for sale	—	14	(14)	(100.0)
Other	339	410	(71)	(17.3)
Total Noninterest Income	$6,833	$6,297	$536	8.5%

Total noninterest income was $6.8 million for the three months ended September 30, 2024 compared to $6.3 million for the same period of the prior year, a $536 thousand, or 8.5%, increase. The more significant fluctuations by category are explained below:
•Insurance commissions increased $158 thousand, or 6.0%, compared to the same period of the prior year driven primarily by growth in commissions on policy renewals and new business.
•Wealth management income for the three months ended September 30, 2024 increased $235 thousand, or 24.7%, compared to the same period of the prior year driven primarily by portfolio market appreciation, estate income and new business generation.
•Gain from mortgage loans held for sale totaled $112 thousand compared to none in the same period of the prior year.

•Net gains on equity securities totaled $28 thousand compared to losses of $27 thousand in the same period of the prior year.

Noninterest Expenses

The following table presents the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$11,017	$10,069	$948	9.4%
Equipment	1,698	1,554	144	9.3
Net occupancy	945	942	3	0.3
Professional services	409	617	(208)	(33.7)
FDIC and regulatory	365	388	(23)	(5.9)
Other tax	360	323	37	11.5
Intangible assets amortization	304	352	(48)	(13.6)
Supplies and postage	236	229	7	3.1
Marketing and corporate relations	99	159	(60)	(37.7)
Merger-related	1,137	—	1,137	100.0
Other	1,674	1,703	(29)	(1.7)
Total Noninterest Expenses	$18,244	$16,336	$1,908	11.7%
Noninterest expenses totaled $18.2 million during the three months ended September 30, 2024, an 11.7% increase compared to the same period of the prior year. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased 9.4% during the three months ended September 30, 2024 to $11.0 million compared to $10.1 million in the same period of the prior year. The increase was driven primarily by higher employee health insurance expense and higher base wages.
•Equipment expenses increased $144 thousand, or 9.3%, driven primarily by higher core system processing expenses and incremental purchases of office equipment.
•Professional services decreased $208 thousand, or 33.7%, driven primarily by lower recruiting expenses for talent acquisition and consulting expenses.
•Marketing and corporate relations decreased $60 thousand, or 37.7%, driven primarily by rebranding expenses incurred for the Bank’s Maryland banking locations during the same period of the prior year.
•Merger-related expenses included legal, external accounting, loan review and advisory fees incurred for the Traditions acquisition. The acquisition was reported on Form 8-K filed with the SEC on July 24, 2024.
Provision for Income Taxes

The Corporation recognized income taxes of $2.2 million during the three months ended September 30, 2024 compared to $2.6 million during the same period of the prior year. The provision for income taxes for the three months ended September 30, 2024 reflects a combined Federal and State ETR of 23.4% compared to an ETR of 22.2% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Additionally, ACNB has incurred non-deductible costs related to the pending acquisition of Traditions Bank which are recorded within merger-related costs on the Consolidated Statements of Income.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Net income for the nine months ended September 30, 2024 was $25.3 million compared to $27.6 million for the same period of the prior year, a decrease of $2.3 million or 8.5%. Diluted earnings per share for the nine months ended September 30, 2024 and 2023 were $2.96 and $3.23, respectively, resulting in an 8.4% decrease. The decrease in net income for the nine months ended September 30, 2024 was driven primarily by a decrease in net interest income and higher noninterest expenses, including merger-related expenses, partially offset by a reversal of the provision for credit losses and unfunded commitments and an increase in noninterest income.

Net Interest Income

Net interest income totaled $62.5 million for the nine months ended September 30, 2024 compared to $66.8 million for the same period of the prior year, a decrease of $4.3 million, or 6.5%. The FTE net interest margin for the nine months ended September 30, 2024 was 3.79%, a 32 bps decrease from 4.11% for the same period of the prior year. The decrease in FTE net interest margin was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$1,601,520	$67,253	5.61%	$1,479,690	$58,130	5.25%
Tax-exempt	64,161	1,194	2.49	75,657	1,353	2.39
Total Loans [2]	1,665,681	68,447	5.49	1,555,347	59,483	5.11
Investment Securities:
Taxable	450,297	8,932	2.65	507,061	8,647	2.28
Tax-exempt	54,644	1,078	2.64	55,307	1,118	2.70
Total Investments [3]	504,941	10,010	2.65	562,368	9,765	2.32
Interest-bearing deposits with banks	51,258	2,104	5.48	71,645	2,627	4.90
Total Earning Assets	2,221,880	80,561	4.84	2,189,360	71,875	4.39
Cash and due from banks	21,091			30,891
Premises and equipment	25,939			26,415
Other assets	186,330			159,544
Allowance for credit losses	(19,071)			(18,807)
Total Assets	$2,436,169			$2,387,403

LIABILITIES
Interest-bearing demand deposits	$514,757	$1,092	0.28%	$580,180	$690	0.16%
Money markets	247,710	1,841	0.99	276,154	277	0.13
Savings deposits	326,895	84	0.03	385,753	94	0.03
Time deposits	255,203	4,898	2.56	234,951	826	0.47
Total Interest-Bearing Deposits	1,344,565	7,915	0.79	1,477,038	1,887	0.17
Short-term borrowings	40,993	847	2.76	47,852	564	1.58
Long-term borrowings	253,116	8,823	4.66	58,333	2,078	4.76
Total Borrowings	294,109	9,670	4.39	106,185	2,642	3.33
Total Interest-Bearing Liabilities	1,638,674	17,585	1.43	1,583,223	4,529	0.38
Noninterest-bearing demand deposits	483,095			550,206
Other liabilities	28,406			(2,552)
Stockholders’ Equity	285,994			256,526
Total Liabilities and Stockholders’ Equity	$2,436,169			$2,387,403
Taxable Equivalent Net Interest Income		62,976			67,346
Taxable Equivalent Adjustment		(477)			(519)
Net Interest Income		$62,499			$66,827
Cost of Funds			1.11%			0.28%
FTE Net Interest Margin			3.79%			4.11%
_____________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the nine months ended September 30, 2024 compared to the same period in 2023:

	2024 versus 2023
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$4,788	$4,335	$9,123
Tax-exempt	(206)	47	(159)
Total Loans [2]	4,582	4,382	8,964
Securities
Taxable securities	(969)	1,254	285
Tax-exempt securities	(13)	(27)	(40)
Total Securities	(982)	1,227	245
Interest-bearing deposits with banks	(748)	225	(523)
Total	$2,852	$5,834	$8,686
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$(78)	$480	$402
Money markets	(28)	1,592	1,564
Savings deposits	(13)	3	(10)
Time deposits	71	4,001	4,072
Total Interest-Bearing Deposits	(48)	6,076	6,028
Short-term borrowings	(81)	364	283
Long-term borrowings	6,941	(196)	6,745
Total Borrowings	6,860	168	7,028
Total	6,812	6,244	13,056
Change in Net Interest Income	$(3,960)	$(410)	$(4,370)
______________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.

Total FTE interest income increased $8.7 million, or 12.1%, during the nine months ended September 30, 2024 compared to the same period of the prior year. ACNB experienced a $5.8 million increase in FTE interest income due to an increase in the yield on interest earning assets and a $2.9 million increase attributable to higher volume. Average loans increased $110.3 million, or 7.1%, contributing $4.6 million to the increase in FTE interest income. The average yield on loans increased 38 bps, contributing $4.4 million to the increase in FTE interest income. FTE interest income on investment securities increased $245 thousand driven primarily by a higher yield on investment securities partially offset by a lower volume of investment securities. FTE interest income on interest-bearing deposits with banks declined $523 thousand, or 19.9%, attributable to lower average balances of interest-bearing cash used to fund loan growth and deposit outflows offset slightly by a higher interest rate environment.

Total interest expense increased $13.1 million, or 288.3%, during the nine months ended September 30, 2024 compared to the same period of the prior year. The increase was driven primarily by an increase in long-term borrowings and promotional time deposit balances and costs. Total average borrowings increased $187.9 million, or 177.0%, for the nine months ended September 30, 2024 compared to the same period of the prior year, contributing $6.9 million to the increase in interest expense. Total average interest-bearing deposits decreased $132.5 million, or 9.0%, for the nine months ended September 30, 2024 compared to the same period of the prior year; however, average time deposit balances increased $20.3 million, or 8.6%, due to ongoing promotions. The average cost of interest-bearing deposits increased 62 bps for the nine months ended September 30, 2024 compared to the same period of the prior year, contributing $6.1 million to interest expense. The largest increases in rates were in time deposits and money markets which increased 209 and 86 bps, respectively.

Provision for Credit Losses and Unfunded Commitments

During the nine months ended September 30, 2024, there were reversals of $2.7 million and $370 thousand for the provisions for credit losses and for unfunded commitments, respectively, compared to provisions for credit losses and unfunded commitments of $74 thousand and $226 thousand, respectively, for the same period of the prior year. During the nine months ended September 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drove input assumptions which were used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers in the decrease in the provision for credit losses and unfunded commitments for the nine months ended September 30, 2024 compared to the same period of the prior year. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.

Noninterest Income

The following table presents the components of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST INCOME
Insurance commissions	$7,649	$7,371	$278	3.8%
Service charges on deposits	3,060	2,951	109	3.7
Wealth management	3,219	2,772	447	16.1
ATM debit card charges	2,488	2,502	(14)	(0.6)
Earnings on investment in bank-owned life insurance	1,473	1,399	74	5.3
Gain from mortgage loans held for sale	194	31	163	525.8
Net gains (losses) on sales or calls of securities	69	(739)	808	109.3
Net gains (losses) on equity securities	19	(22)	41	186.4
Gain on assets held for sale	—	337	(337)	(100.0)
Other	756	873	(117)	(13.4)
Total Noninterest Income	$18,927	$17,475	$1,452	8.3%

Total noninterest income was $18.9 million for nine months ended September 30, 2024 compared to $17.5 million for the same period of 2023, a $1.5 million, or 8.3%, increase. The more significant fluctuations by category are explained below:
•Insurance commissions increased $278 thousand, or 3.8%, compared to the same period of the prior year driven primarily by growth in commissions on policy renewals and new business, partially offset by lower contingent income.
•Wealth management income for the nine months ended September 30, 2024 increased $447 thousand, or 16.1%, compared to the same period of the prior year driven primarily by portfolio market appreciation, estate income and new business generation.
•Net gains (losses) on sales or calls of securities increased $808 thousand as a result of a gain of $69 thousand for the nine months ended September 30, 2024 compared to a loss of $739 thousand in the same period of the prior year.
•There were no gains on assets held for sale for nine months ended September 30, 2024 compared to $337 thousand for the same period of the prior year as a result of the sale of three community banking offices in the prior year.

Noninterest Expenses

The following table presents the components of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2024	2023	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$32,611	$30,335	$2,276	7.5%
Equipment	4,997	4,784	213	4.5
Net occupancy	3,066	2,981	85	2.9
Professional services	1,554	1,600	(46)	(2.9)
FDIC and regulatory	1,088	932	156	16.7
Other tax	1,086	965	121	12.5
Intangible assets amortization	940	1,072	(132)	(12.3)
Supplies and postage	610	633	(23)	(3.6)
Marketing and corporate relations	275	472	(197)	(41.7)
Merger-related	1,160	—	1,160	100.0
Other	4,910	5,125	(215)	(4.2)
Total Noninterest Expenses	$52,297	$48,899	$3,398	6.9%

Noninterest expenses totaled $52.3 million during the nine months ended September 30, 2024, a 6.9% increase compared to the same period of 2023. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased $2.3 million, or 7.5%, to $32.6 million for the nine months ended September 30, 2024. The increase was driven primarily by higher base wages, employee health insurance expense and incentive payment accruals.
•Professional services decreased $46 thousand, or 2.9%, driven primarily by lower legal fees, timing of internal audit expenses and lower recruiting expenses for talent acquisition.
•FDIC and regulatory increased $156 thousand, or 16.7%, as a result of a higher FDIC assessment rate for 2024.
•Marketing and corporate relations decreased $197 thousand, or 41.7%, driven primarily by the rebranding expenses incurred for the Bank’s Maryland banking locations during the same period of the prior year.
•Other noninterest expense decreased $215 thousand, or 4.2%, driven primarily by decreases in third-party vendors costs and a loss related to the write-off of a limited partnership investment in the prior year.
•Merger-related expenses included legal, external auditing, loan review and advisory fees incurred for the Traditions acquisition.

Provision for Income Taxes

The Corporation recognized income taxes of $6.9 million for the nine months ended September 30, 2024 compared to $7.5 million during the same period of the prior year. The provision for income taxes for the nine months ended September 30, 2024 reflects a combined Federal and State ETR of 21.5% compared to an ETR of 21.4% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Additionally, ACNB has incurred non-deductible costs related to the pending acquisition of Traditions Bank which are recorded within merger-related costs on the Consolidated Statements of Income.

FINANCIAL CONDITION

Assets totaled $2.42 billion at both September 30, 2024 and December 31, 2023.

Investment Securities

ACNB uses investment securities to manage interest rate risk, provide collateral for certain funding products, provide liquidity and generate interest and dividend income. The investment portfolio is comprised of U.S. Government and agencies, mortgage-backed, state and municipal, and corporate securities. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall balance sheet.

Total investment securities were $483.6 million at September 30, 2024 compared to $517.2 million at December 31, 2023, a decrease of 6.5%. The Corporation sold securities and allowed the portfolio to naturally cash flow to support loan growth and offset deposit outflows during the first nine months of 2024 as a result of general balance sheet management. At September 30, 2024, the securities balance included a net unrealized loss on AFS securities of $36.8 million on amortized cost of $454.9 million compared to a net unrealized loss of $50.2 million on amortized cost of $501.9 million at December 31, 2023. At September 30, 2024, the securities balance included HTM securities with an amortized cost of $64.6 million and a fair value of $59.0 million as compared to an amortized cost of $64.6 million and a fair value of $59.1 million at December 31, 2023.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

Loans

The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	September 30, 2024	December 31, 2023	$	%
Commercial real estate	$957,904	$898,709	$59,195	6.6%
Residential mortgage	397,994	394,189	3,805	1.0
Commercial and industrial	152,148	152,344	(196)	(0.1)
Home equity lines of credit	84,316	90,163	(5,847)	(6.5)
Real estate construction	75,953	84,341	(8,388)	(9.9)
Consumer	9,773	9,954	(181)	(1.8)
Gross loans	1,678,088	1,629,700	48,388	3.0
Unearned income	(976)	(1,712)	736	43.0
Total Loans, Net of Unearned Income	$1,677,112	$1,627,988	$49,124	3.0%

Total loans, net of unearned income, outstanding increased $49.1 million, or 3.0%, from December 31, 2023 to September 30, 2024. The increase was driven by growth in the commercial real estate portfolio. The growth in the commercial real estate portfolio was spread throughout ACNB’s geographic footprint and across various property types. The collateral for these loans is primarily spread across our Pennsylvania and Maryland market areas. Despite the intense competition in the Corporation’s Market Areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.

The commercial real estate portfolio grew $59.2 million, or 6.6%, in 2024. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 55.6% and 42.8%, respectively, at September 30, 2024, compared to 53.1% and 44.5%, respectively, at September 30, 2023. Less than 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 61.7% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
___________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 206.4% of total capital of the Bank as of September 30, 2024.
Allowance for Credit Losses and Asset Quality

The ACL at September 30, 2024 was $17.2 million, or 1.03% of total loans, net of unearned income as compared to $20.0 million, or 1.23% of loans, at December 31, 2023 and $19.3 million, or 1.19% of loans, at September 30, 2023.
Changes in the ACL were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$17,162	$19,148	$19,969	$17,861
Impact of CECL adoption	—	—	—	1,618
Provision for (reversal of) credit losses	81	250	(2,686)	74
Loans charged-off	(51)	(190)	(163)	(389)
Recoveries on charged-off loans	22	56	94	100
Ending balance	$17,214	$19,264	$17,214	$19,264

Net charge-offs to average loans (annualized)	0.01%	0.03%	0.01%	0.02%

Loans greater than or equal to 90 days past due and accruing were $438 thousand as of September 30, 2024 and $1.2 million as of December 31, 2023. Nonaccrual loans totaled $6.1 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively. Nonaccrual loans increased $3.7 million during the three months ended September 30, 2024 primarily the result of one long-standing commercial relationship in the healthcare industry, comprised of both owner-occupied commercial real estate and commercial and industrial loans. The ratio of non-performing assets to total assets was 0.29% at September 30, 2024 compared to 0.19% at December 31, 2023 and 0.17% at September 30, 2023.

Information on nonaccrual loans, by collateral type rather than loan segment, at September 30, 2024, as compared to December 31, 2023, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2024
Owner occupied commercial real estate	6	$3,606	$138	$—	In market	2006-2022
Commercial and industrial	4	2,359	905	—	In market	2009-2023
Home equity lines of credit	1	168	—	—	In market	2009
Total	11	$6,133	$1,043	$—

December 31, 2023
Owner occupied commercial real estate	7	$1,822	$175	$—	In market	2006-2019
Commercial and industrial	4	1,004	901	—	In market	2014-2021
Home equity lines of credit	1	185	—	—	In market	2009
Total	12	$3,011	$1,076	$—
All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	September 30, 2024	December 31, 2023	$	%
Noninterest-bearing demand deposits	$463,501	$500,332	$(36,831)	(7.4)%
Interest-bearing demand deposits	509,930	524,289	(14,359)	(2.7)
Money market	249,197	264,907	(15,710)	(5.9)
Savings	311,958	340,134	(28,176)	(8.3)
Total demand and savings	1,534,586	1,629,662	(95,076)	(5.8)
Time	256,731	232,151	24,580	10.6
Total deposits	$1,791,317	$1,861,813	$(70,496)	(3.8)%
ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $1.79 billion as of September 30, 2024. Deposits decreased by $70.5 million, or 3.8%, from December 31, 2023 to September 30, 2024 driven primarily by an outflow of municipal deposits. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at September 30, 2024 were municipal deposits totaling $137.4 million, or 7.7%, compared to $176.6 million, or 9.5%, at December 31, 2023. Time deposits increased $24.6 million, or 10.6%, as a result of ongoing deposit promotions that occurred during the first nine months of 2024. Time deposits include brokered deposits totaling $1.5 million at September 30, 2024 and none at December 31, 2023. The loan-to-deposit ratio was 93.62% at September 30, 2024 compared to 87.44% at December 31, 2023.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Interest-bearing deposit costs for the nine months ended September 30, 2024 were 0.79% compared to 0.17% for the same period of the prior year. The increase in the interest-bearing costs was driven by ongoing deposit promotions that occurred during the first nine months of 2024. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 58% and 42%, respectively, of total Bank deposits as of September 30, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was approximately 19% at

September 30, 2024. As of September 30, 2024, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 310.5% of uninsured and non-collateralized Bank deposits. At September 30, 2024, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $166.3 million, or 9.2%, of total Bank deposits compared to $192.7 million, or 10.3%, of total Bank deposits at December 31, 2023.

Borrowings

Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2024, short-term borrowings were $37.8 million, a decrease of $19.1 million, or 33.6%, compared to $56.9 million at December 31, 2023. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2023, securities sold under repurchase agreements balances increased by $10.9 million, or 40.5%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings at September 30, 2024 compared to $30.0 million at December 31, 2023. Short-term FHLB borrowings are used to supplement Bank funding from seasonal and daily fluctuations in the deposit base. A $25.0 million short-term FHLB borrowing was paid off during the quarter.

Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.3 million at September 30, 2024 compared to $195.3 million at December 31, 2023. During the first nine months of 2024, the bank borrowed $60.0 million from the FHLB at a weighted average fixed rate of 4.30% for a weighted average term of 4.00 years to fund deposit outflows and loan growth. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital

ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $306.8 million at September 30, 2024 compared to $277.5 million at December 31, 2023. The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared and common stock repurchases. During the first nine months of 2024, ACNB retained $17.3 million, or 68.4%, of its net income compared to $20.4 million, or 74.1%, for the same period of 2023. Cash dividends paid to ACNB Corporation stockholders during the first nine months of 2024 totaled $8.0 million, or $0.94 per common share. The dividend payout ratio was 31.64% for the first nine months of 2024. Comparatively, during the first nine months of 2023, ACNB paid cash dividends of $7.2 million, or $0.84 per common share and the dividend payout ratio was 25.94%.

ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the nine months ended September 30, 2024, 16,590 shares were issued under this plan with proceeds in the amount of $597 thousand and during the nine months September 30, 2023, 16,580 shares were issued under this plan with proceeds in the amount of $543 thousand.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. As of September 30, 2024, 67,908 shares of common stock have been repurchased under this new plan.

Regulatory Capital

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-

balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
September 30, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	12.46%	4.00%	N/A
ACNB Bank	11.82%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.07%	4.50%	N/A
ACNB Bank	15.71%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.36%	6.00%	N/A
ACNB Bank	15.71%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	18.15%	8.00%	N/A
ACNB Bank	16.69%	8.00%	10.00%
December 31, 2023
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.57%	4.00%	N/A
ACNB Bank	11.12%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.16%	4.50%	N/A
ACNB Bank	14.86%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.46%	6.00%	N/A
ACNB Bank	14.86%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	17.41%	8.00%	N/A
ACNB Bank	15.99%	8.00%	10.00%
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

At September 30, 2024, ACNB’s banking subsidiary had borrowing capacity of approximately $920.1 million from the FHLB, of which $684.0 million was available. At September 30, 2024, ACNB’s banking subsidiary could borrow approximately $65.1 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.

ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of September 30, 2024, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of September 30, 2024. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of September 30, 2024.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $37.8 million and $26.9 million at September 30, 2024, and December 31, 2023, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2024, the Corporation had unfunded outstanding commitments to extend credit of $363.6 million and outstanding standby letters of credit of $14.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

The simulation analysis results are presented in the table below. At September 30, 2024, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

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

The results at September 30, 2024 and December 31, 2023 are reflected below. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end balance sheet; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	September 30, 2024	December 31, 2023	Policy Limits
(200)	(1.6)%	(2.9)%	(10.0)%
(100)	(1.5)%	(1.6)%	(5.0)%
100	1.1%	0.3%	(5.0)%
200	1.3%	0.4%	(10.0)%

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	September 30, 2024	December 31, 2023	Policy Limits
(200)	(19.0)%	(17.8)%	(35.0)%
(100)	(7.6)%	(6.4)%	(20.0)%
100	2.2%	1.9%	(20.0)%
200	1.2%	1.1%	(35.0)%

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

There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2024, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2024, there were no issued or outstanding shares of preferred stock.

On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2024, there were 138,019 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 436,036. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.

On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 2,642 shares repurchased during the three months ended September 30, 2024. As of September 30, 2024, 67,908 shares of common stock had been repurchased under this plan.

Following is a summary of the Corporation’s purchases of common stock during the third quarter of 2024:

	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31, 2024	—	$—	—	65,266	190,309
August 1 - August 31, 2024	2,583	$38.59	(39)	67,849	187,726
September 1 - September 31, 2024	59	$38.99	(39)	67,908	187,667

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

ACNB CORPORATION (Registrant)

Date:	November 7, 2024	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)