Form 10-K
period 2024-12-31
ACNB CORP
filed 2025-03-14
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2024, was approximately $299.1 million.
The number of shares of the registrant’s common stock outstanding on March 5, 2025, was 10,542,732.
Documents Incorporated by Reference
Portions of the registrant’s 2025 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

Glossary
ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
Board	ACNB Corporation Board of Directors
BSA	Bank Secrecy Act
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flow
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCB	Frederick County Bank
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FOMC	Federal Open Market Committee
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act of 1999
Hockley & O’Donnell	Hockley & O’Donnell Insurance Agency, LLC
HTM	Held to Maturity
JOBS Act	Jumpstart Our Business Startups Act
LGD	Loss Given Default
Market Area	Southcentral Pennsylvania and Northern Maryland
MSA	Metropolitan statistical area
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
NWSB	New Windsor State Bank

OBS	Off-Balance Sheet
PCD	Purchased credit-deteriorated
PD	Probability of Default
Purchasers	Institutional accredited investors and qualified institutional buyers
ROU	Right of Use
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SOA	Sarbanes-Oxley Act of 2002
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
TDR	Trouble Debt Restructuring
Traditions	Traditions Bancorp, Inc.
Traditions Acquisition	The acquisition of Traditions Bancorp, Inc. and Traditions Bank which closed effective February 1, 2025
USA Patriot Act	USA PATRIOT ACT OF 2001

PART I

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-K may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s Market Areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties, and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; legislative and regulatory changes; banking system instability caused by failures and financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any similar standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s Market Areas; failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; and, potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1—BUSINESS
ACNB CORPORATION
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and ACNB Insurance Services, Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking and wealth management services, including trust and retail brokerage, via a network of 27 community banking offices and two loan offices located in the Pennsylvania counties of Adams, Cumberland, Franklin, Lancaster and York and the Maryland counties of Baltimore, Carroll and Frederick. ACNB Insurance Services, the Corporation’s insurance subsidiary, is a full-service agency licensed to do business in 46 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Maryland, and Gettysburg, Pennsylvania.
ACNB Corporation was formed in 1982, and became the bank holding company for ACNB Bank (formerly Adams County National Bank) in 1983. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland. On July 23, 2024, ACNB entered into an agreement and plan of reorganization to acquire Traditions Bancorp, Inc. and its banking subsidiary Traditions Bank, a Pennsylvania state-chartered community bank headquartered in York, Pennsylvania which operated eight community banking offices located in the Pennsylvania counties of Lancaster and York and a loan production office in Lemoyne, Pennsylvania. The Traditions Acquisition was closed effective February 1, 2025.
The Corporation purchased its insurance subsidiary, ACNB Insurance Services (formerly Russell Insurance Group, Inc.) in 2005. On February 28, 2022, ACNB Insurance Services, completed the acquisition of the business and assets of Hockley & O’Donnell, located in Gettysburg, Pennsylvania.
ACNB’s major source of unconsolidated operating funds is dividends that it receives from its subsidiaries. ACNB’s unconsolidated expenses consist principally of interest expense on long-term borrowings and general expenses related to corporate governance. Dividends that ACNB pays to stockholders consist primarily of dividends declared and paid to ACNB by its subsidiary bank, ACNB Bank.
ACNB and its subsidiaries are not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Corporation. ACNB does not depend on foreign sources of funds, nor does it make foreign loans.
The common stock of ACNB is listed on The NASDAQ Capital Market under the symbol ACNB.
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal Market Areas include Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as Carroll and Frederick Counties in northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2024, ACNB Bank had total assets of $2.38 billion, total loans, net of unearned income of $1.68 billion, total deposits of $1.81 billion, and total equity capital of $284.4 million. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. As of December 31, 2024 the Bank has a total of 27 community banking offices. The Bank serves its local marketplace in Pennsylvania thru 18 community banking offices, including 10 offices in Adams County, five offices in York County, one office in Cumberland County, one office in Franklin County and one limited-service office in Lancaster County. In Maryland the Bank serves its local marketplace via a network of nine community banking offices including five located in Carroll County and four located in Frederick County. There are also loan production offices located in York, Pennsylvania, and Hunt Valley, Maryland. Effective January 1, 2023, NWSB Bank and FCB Bank formally adopted the ACNB Bank name and brand identity in the counties of Carroll and Frederick in northern Maryland, respectively. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The FDIC, as provided by law, insures the Bank’s deposits.

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
The Bank, through its trust and investment services group, under the umbrella of ACNB Wealth Management is named as trustee of financial assets. A trust is a legal fiduciary agreement whereby as trustee, the Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Wealth Management. One purpose of having a will is to name an executor to settle the estate. ACNB Wealth Management has the knowledge and expertise to act as executor. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management and administration were $379.9 million and $20.7 million, respectively at December 31, 2024.
The Bank, through the wealth advisory services group, also under the umbrella of ACNB Wealth Management, offers retail brokerage services through a third-party provider. This third-party provider is a broker/dealer, unaffiliated with the Bank or ACNB Wealth Management. At December 31, 2024, total assets under management and administration with the broker/dealer were $264.1 million and $19.1 million, respectively.
NONBANKING SUBSIDIARY
ACNB Insurance Services
ACNB Corporation’s wholly-owned subsidiary, ACNB Insurance Services, is a full-service insurance agency, licensed to do business in 46 states that offers a broad range of property, casualty, health, life and disability insurance to both commercial and individual clients. Based in Westminster, Maryland, ACNB Insurance Services, has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. ACNB Insurance Services operates additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. Total assets of ACNB Insurance Services as of December 31, 2024, were $22.0 million.
ACNB Insurance Services is managed separately from the Bank and is reported as a separate operating segment. Financial information on this segment is included in Note 19 - “Segment and Related Information” in the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.
HUMAN CAPITAL
Workforce Composition and Demographics
As of December 31, 2024, ACNB had 391 full-time and 25 part-time employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel. As of December 31, 2024, approximately 66% of ACNB’s workforce was female and 34% were male. The average tenure of ACNB employees is approximately eight years.
ACNB believes that it is critically important that its employee base reflects the communities that we serve. We work hard to recruit and retain the best talent to meet ACNB customers’ needs, using multiple sourcing methods to ensure we attract the most diverse and qualified candidate pool.
Talent Development and Training
The growth and development of ACNB employees is encouraged and supported. Continuous learning and career development is reinforced through ongoing performance and development conversations with employees, internally-created training programs, including comprehensive compliance and community banking training. New community banking employees attend two weeks of training onsite, with an additional week of mentoring support on the job. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third party.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance against job specific and organizational competencies, and employee and career development. In addition, we monitor employee engagement through periodic employee surveys followed by a thorough action planning process.
Benefits and Wellness
Work life balance and the safety, health and wellness of employees are top priorities. During the COVID-19 pandemic, the Company learned how to balance hybrid/remote work with maintaining successful operations. Currently, many of ACNB employees effectively work a hybrid schedule from ACNB offices and remote locations. Employees are continually introduced to wellness initiatives, to reinforce the importance of overall health and well-being. An Employee Assistance Program that provides free, confidential counseling services is available to all employees.
Talent Attraction and Retention
Competitive compensation is offered to support ACNB employee recruitment and retention efforts. Compensation packages include a market-competitive salary, healthcare and retirement benefits, paid time off, and may also include bonuses or sales commissions and short-term and long-term equity incentives.
Culture and Engagement
The Company deploys numerous methods to foster employee engagement and connection, including regular company-wide video calls, bi-monthly service recognition breakfasts that provide connection and discussion with executive leaders, leadership visits and recognition on Employee Appreciation Day, community involvement events, and an annual picnic for all employees to attend.
Community Involvement
ACNB is dedicated to supporting charitable community organizations within the communities it serves. Employees are encouraged to participate in various community events such as parades, walks and 5k runs, farm shows, fund raising events and community donation drives. In 2024, employees supported over 250 community organizations by collectively contributing more than 2,500 volunteer hours in the Company’s Market Areas.
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s headquarters is in Gettysburg, Pennsylvania. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. The Corporation’s major operations are in Adams County, Pennsylvania, and its environs in southcentral Pennsylvania, as well as all of Carroll and Frederick Counties in northern Maryland. This geographic area depends on industry, education, healthcare, agriculture, tourism and transportation/warehousing, as well as local governments to provide employment for its residents. No single sector dominates the area’s economy. Unemployment figures in the subsidiary Bank’s market recently, and historically, have been better than those for Pennsylvania and Maryland as a whole, and similar to the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2024 averaged 3.0% in the Bank’s eight-county market area, while it averaged 3.2% overall in Pennsylvania and Maryland, and 4.0% in the United States.
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

•Disclosure of OBS transactions;
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
DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT — In 2010, Dodd-Frank was signed into law. Dodd-Frank was intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank has had and will continue to have a significant impact on ACNB’s business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase ACNB’s operating and compliance costs and could increase the Bank’s interest expense. Among the provisions that are likely to affect ACNB are the following:
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
Consumer Financial Protection Bureau
Dodd-Frank created the independent federal agency called the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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
Dividends
ACNB is a legal entity separate and distinct from its subsidiary bank and insurance agency subsidiary. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank and state laws effect dividends paid by ACNB’s insurance subsidiary. ACNB’s dividends to shareholders is governed by the Pennsylvania Business Corporation Law. For further information, please refer to Regulation of Bank below and Note 14 — “Regulatory Matters”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.
Regulation of Bank
The operations of the subsidiary bank are subject to statutes applicable to banks and trust companies chartered under the banking laws of Pennsylvania, to state nonmember banks of the Federal Reserve, and to banks whose deposits are insured by the FDIC. The subsidiary bank’s operations are also subject to regulations of the Pennsylvania Department of Banking and Securities, Federal Reserve, and FDIC.
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
ACQUISITIONS
ACNB Corporation and its subsidiaries have pursued organic and inorganic growth strategies. In pursuit of the inorganic growth strategy, on July 1, 2017, ACNB acquired New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, headquartered in Taneytown, Maryland. Additionally, on January 11, 2020, ACNB acquired Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. On July 23, 2024, ACNB entered into an agreement and plan of reorganization to acquire Traditions Bancorp, Inc. and its banking subsidiary Traditions Bank, headquartered in York, Pennsylvania. The acquisition of Traditions was closed effective February 1, 2025.
On February 28, 2022, ACNB Insurance Services, the wholly-owned insurance subsidiary of ACNB Corporation, acquired the business and assets of Hockley & O’Donnell, located in Gettysburg, Pennsylvania.
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
ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2024, approximately 71% of ACNB’s loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.
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
The allowance, in the judgment of management, is necessary to reserve for expected credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires ACNB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of ACNB’s control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review ACNB’s ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the ACL, ACNB will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income, and possibly capital, and may have a material adverse effect on ACNB’s financial condition and results of operations.
BUSINESS RISKS
COMPETITION FROM OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT ACNB’S PROFITABILITY.
ACNB’s banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, mortgage banking companies, and other lenders. Many of its competitors enjoy advantages, including greater financial resources with higher lending limits, wider geographic presence, more aggressive marketing campaign, better brand recognition, more branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, and lower origination and operating costs. This competition could reduce the

Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.
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
ACNB maintains policies and procedures designed to prevent or limit the effects of possible security breaches of its information systems. However, the techniques used for cyber-attacks are becoming increasingly sophisticated, including the use of AI, and there can be no assurance that preventive and detective measures are fail-safe.
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
Although, based on the aforementioned procedures implemented by ACNB, management believes the current ACL is adequate, ACNB may have to increase its provision for credit losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operations.
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
CHANGES IN CONTROL OF THE UNITED STATES GOVERNMENT AND ISSUES RELATING TO DEBT AND THE DEFICIT MAY ADVERSELY AFFECT THE CORPORATION.
Changes in elected officials in the federal government could result in significant changes or uncertainty in governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition, and results of operations. In addition, should the federal government encounter difficulties in reaching agreement over federal debt and issues connected with the debt ceiling, certain rating agencies may place the United States government’s long-term sovereign debt rating on their equivalent of negative watch and possibly assign a rating downgrade. As a result, the rating agencies, due to constraints related to the rating of the United States, may also place government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch, and a downgrade of the Unites States government’s credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government’s credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on ACNB’s financial condition and results of operations.
NEGATIVE DEVELOPMENTS AFFECTING THE BANKING INDUSTRY, INCLUDING BANK FAILURES OR CONCERNS REGARDING LIQUIDITY, MAY ERODE CUSTOMER CONFIDENCE IN THE BANKING SYSTEM AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ACNB.
In the past, events impacting the banking industry, including the high-profile failures or instability of certain banking institutions, resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services sector. In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors. This resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions. Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact ACNB’s own liquidity, access to capital markets, stock price, financial condition and results of operations. Further, such events may also result in: greater regulatory scrutiny and enforcement; additional and more stringent laws and regulations for the financial services industry; increased FDIC deposit insurance premiums or special FDIC assessments; and higher capital ratio requirements, which as a result could have a material negative impact and adverse effect on ACNB’s business, financial condition and results of operations.

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
In the normal course of business, from time to time, ACNB or its subsidiaries may be named as a defendant in various legal actions, arising in connection with their current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, ACNB or its subsidiary bank may in the future be subject to consent orders or other formal or informal enforcement agreements with their regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject ACNB or its subsidiaries to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices, or other requirements resulting in increased expenses, diminished income, and damage to their reputation. Involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in their favor, could also cause significant harm to their reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by governmental agencies may result in litigation, investigations or proceedings as other litigants and governmental agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on ACNB’s business, financial condition, and results of operations.
RISKS RELATING TO THE MERGER OF TRADITIONS BANCORP, INC. INTO ACNB CORPORATION
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
ACNB engages independent third-party assessors and auditors in connection with its information security program, including to conduct external and internal penetration testing and internal vulnerability scanning, independent audits and risk assessments. Technology Services personnel perform internal security practices, including periodic internal vulnerability scanning using commercial software tools and follow-up with corrective measures as required, monitoring for unauthorized access attempts, uses dynamically updated Endpoint Detection and Response for anti-malware, and deploying dynamically updated firewalls to protect against unknown actors. Platforms are in place with the ability to automate containment without the risk of employee response delays and a third party provider performs additional external vulnerability scanning, network threat detection and automated containment, risk analysis and continuous monitoring. The Information Security Officer performs monthly phishing exercises with the reporting of results to the Information Security Committee and an annual summary of results to the Audit Committee. ACNB Bank also utilizes third-party service providers in the ordinary course of business. As part of ACNB Bank’s management program, initial and ongoing information security due diligence is reviewed and assessed on ACNB Bank’s service providers as appropriate, based on level of access to, storage of and processing of corporate and customer confidential information. Such due diligence may include review of service organization control reports and other independent testing, information security and incident response programs.

As a regulated financial institution, ACNB Bank is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation” included in Part I. Item 1 – Business of this report.
Although ACNB has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that ACNB will not experience such an incident in the future or the potential impact thereof. For additional information regarding the risk ACNB faces from cybersecurity threats, please see the risk factors titled “ACNB’s operations of its business, including its transactions with customers, are increasingly done electronically, and this has increased its risks related to cybersecurity”. and “ACNB’s communications, information, and technology systems may experience a failure, interruption or breach in security”. included in Part I. Item 1A. — Risk Factors of this report.
ITEM 2—PROPERTIES
The Corporation’s main operations center is located in Gettysburg, Pennsylvania. There are 26 owned and 8 leased buildings, including Community Banking, Insurance and Loan Production offices.
ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2024, there were no material pending legal proceedings, other than ordinary routine litigation incidental to and in the ordinary course of the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2024 and 2023, there were 20,000,000 shares of common stock authorized, 8,945,293 and 8,896,119 shares issued, respectively, and 8,553,785 and 8,511,453 shares outstanding, respectively. As of December 31, 2024, ACNB had approximately 2,300 stockholders of record.
On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2024, there were no issued or outstanding shares of preferred stock.
Restrictions on the Payments of Dividends
ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note 14 — “Regulatory Matters” and Note 17 — “Stockholders’ Equity” in the Notes to Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”.
Dividend Reinvestment and Stock Purchase Plans
On January 24, 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2024, there were 277,514 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan.
On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2024, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The restricted stock plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the ACNB Corporation 2009 Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, stockholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of December 31, 2024, there were 138,019 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 436,036. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.

Performance Graph
The following graph shows the cumulative total shareholder return on ACNB’s common stock with the cumulative total shareholder return of the KBW Regional Banking Total Return Index and the S&P 500 Index assuming a $100 investment in each on December 31, 2019 and the reinvestment of dividends during the five years ended December 31, 2024. The graph is not indicative of future price performance.

	Year Ending December 31,
Index	2019	2020	2021	2022	2023	2024
ACNB Corporation	$100.00	$68.79	$88.98	$116.52	$134.78	$123.44
KBW Regional Banking Total Return Index	$100.00	$91.29	$124.74	$116.10	$115.64	$130.90
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

Source: S&P Global Market Intelligence
In accordance with the rules of the SEC, this section captioned “Performance Graph” is not to be incorporated by reference into any of the Company’s future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Performance Graph, including its accompanying table, is not deemed to be soliciting material or to be considered filed under the Exchange Act or the Securities Act.
Purchases of Equity Securities
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 6,842 treasury shares purchased under this plan during the year ended December 31, 2024 and as of December 31, 2024, 67,908 common stock had been repurchased under this new plan.

There were no shares purchased during the fourth quarter of 2024 as shown in the summary of the Corporation’s purchases of common stock in the following table:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31, 2024	—	$—	67,908	187,667
November 1 - November 30, 2024	—	$—	67,908	187,667
December 1 - December 31, 2024	—	$—	67,908	187,667
Sales of Unregistered Securities
There have been no unregistered sales of stock in 2024, 2023 or 2022.
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
Discussion of the earliest of the three years covered by the Consolidated Financial Statements presented in this report has been omitted as that disclosure is included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.
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
The Corporation’s overall strategy is to increase loan growth in its local markets, while maintaining a reasonable funding base by offering competitive deposit products and services. ACNB reported earnings of $31.8 million in 2024 impacted by $1.6 million merger-related expenses, net of tax impact, incurred as a result of the acquisition of Traditions. In addition, the financial results for the year ended December 31, 2024 were impacted by a $2.8 million reversal of the provisions for credit losses and unfunded commitments.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios for the years ended December 31:

(Dollars in thousands, except per share data)	2024	2023	2022
Net income	$31,846	$31,688	$35,752
Diluted earnings per share	$3.73	$3.71	$4.15
Cash dividends declared	$1.26	$1.14	$1.06
Return on average assets	1.31%	1.32%	1.31%
Return on average equity	10.94%	12.23%	14.35%
Net interest margin [1]	3.79%	4.07%	3.36%
Non-performing assets to total assets	0.30%	0.19%	0.17%
Net charge-offs to average loans outstanding	0.02%	0.02%	0.08%
Allowance for credit losses to total loans	1.03%	1.23%	1.16%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Traditions Acquisition
On July 23, 2024, ACNB entered into an agreement and plan of reorganization to acquire Traditions Bancorp, Inc. and its banking subsidiary Traditions Bank, a Pennsylvania state-chartered community bank headquartered in York, Pennsylvania which operated eight community banking offices located in South Central Pennsylvania. The Traditions Acquisition was closed effective February 1, 2025.
As of December 31, 2024 and 2023, Traditions had total assets of $870.1 million and $840.1 million, respectively, total loans of $674.4 million and $668.8 million, respectively, and total deposits of $749.3 million and $731.1 million, respectively. Common shares outstanding totaled 2,788,164 and 2,736,544 at December 31, 2024 and 2023, respectively.

Summary Financial Results for the year ended December 31, 2024
•Net Income — Net income was $31.8 million, a $158 thousand, or 0.5%, increase compared to $31.7 million for the same period in 2023. The 2024 financial results were impacted by $2.0 million in merger-related expenses related to the Traditions Acquisition offset by a $2.8 million reversal of the provisions for credit losses and unfunded commitments. The 2023 financial results were impacted by an after-tax loss of approximately $3.5 million on the repositioning of the investment securities portfolio.
•Net Interest Income — Net interest income was $83.6 million in 2024 compared to $88.3 million in 2023, a decrease of $4.7 million, or 5.3%, driven primarily by a higher cost of funds and an increase in long-term borrowings.
◦Net Interest Margin — The Corporation’s FTE net interest margin decreased to 3.79% in 2024 compared to 4.07% in 2023, a decrease of 28 basis points.
◦Yield on Average Interest-earning Assets — 4.86% for 2024, an increase of 41 basis points compared to the same period of 2023.
◦Loan Growth — Average loans grew $94.9 million, or 6.0%, compared to the same period of 2023. The growth was largely driven by increases in commercial real estate and residential mortgages.
◦Deposit Decline — Average interest-bearing deposits decreased $113.8 million, or 7.8%, compared to the same period of 2023. The overall decrease in average interest-bearing deposits was partially offset by a $28.1 million, or 12.2%, increase in time deposits as a result of ongoing promotions and brokered time deposits issued by the Bank. During the same period, average noninterest-bearing deposits decreased $65.3 million, or 12.0%.
•Asset Quality — Asset quality metrics continue to be stable despite increases in non-performing loans during the year. The provision for credit losses was a reversal of $2.4 million and the provision for unfunded commitments was a reversal of $326 thousand for the year ended December 31, 2024 compared to the $860 thousand provision for credit losses and the reversal of $16 thousand for unfunded commitments for the year ended December 31, 2023.
◦Non-performing loans were $6.8 million, or 0.40% of total loans at December 31, 2024 compared to $4.2 million, or 0.26% of total loans at December 31, 2023. The increase in non-performing loans at December 31, 2024 compared to the prior year was primarily the result of one long-standing commercial relationship in the healthcare industry comprised of both owner-occupied commercial real estate and commercial and industrial loans.
◦Annualized net charge-offs for the year ended December 31, 2024 were 0.04% of total average loans compared to 0.02% for the year ended December 31, 2023.
•Noninterest income — Noninterest income was $24.7 million and $18.4 million in 2024 and 2023, respectively. The increase was driven primarily by the net loss on sales of securities as a result of the repositioning of the investment securities portfolio in 2023. In addition, higher wealth management income, insurance commissions and gain from mortgage loans held for sale in 2024 compared to 2023 contributed to the increase.
•Noninterest expenses — Noninterest expenses totaled $70.7 million, an increase of $4.6 million, or 7.0%, in 2024 compared to $66.1 million in 2023. The increase was driven primarily by merger-related, salary and employee benefits and equipment expenses.
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
Allowance for Credit Losses - The ACL represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The

ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (reversal of) credit losses, which is recorded as a current period operating expense.
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
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2024 was $31.8 million, an increase of $158 thousand, or 0.5%, compared to net income of $31.7 million for the same period of 2023. Diluted earnings per share for the years ended December 31, 2024 and 2023 were $3.73 and $3.71, respectively.
Net Interest Income
The primary source of ACNB’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and interest-bearing deposits with banks. Interest-bearing liabilities include deposits and borrowings. Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7a, “Quantitative and Qualitative Disclosures About Market Risk”.

The following table provides a comparative average Consolidated Statement of Condition and net interest income analysis for the years ended December 31. Interest income and yields are presented on a FTE basis. The discussion following this table is based on these tax equivalent amounts.

	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans
Taxable	$1,605,976	$90,547	5.64%	$1,499,635	$79,433	5.30%	$1,428,150	$68,898	4.82%
Tax-exempt	62,532	1,559	2.49	73,993	1,778	2.40	78,204	1,706	2.18
Total Loans [2]	1,668,508	92,106	5.52	1,573,628	81,211	5.16	1,506,354	70,604	4.69
Investment Securities
Taxable	445,531	11,718	2.63	491,208	11,316	2.30	516,126	9,799	1.90
Tax-exempt	54,596	1,438	2.63	57,670	1,478	2.56	53,242	1,448	2.72
Total Investment Securities [3]	500,127	13,156	2.63	548,878	12,794	2.33	569,368	11,247	1.98
Interest-bearing deposits with banks	53,482	2,832	5.30	66,246	3,318	5.01	427,706	5,860	1.37
Total Earning Assets	2,222,117	108,094	4.86	2,188,752	97,323	4.45	2,503,428	87,711	3.50
Cash and due from banks	20,920			30,684			31,511
Premises and equipment	25,873			26,582			29,205
Other assets	185,037			165,175			175,492
Allowance for credit losses	(18,589)			(18,915)			(18,679)
Total Assets	$2,435,358			$2,392,278			$2,720,957

LIABILITIES
Interest-bearing demand deposits	$516,033	$1,603	0.31%	$569,357	$757	0.13%	$600,366	$749	0.12%
Money markets	248,733	2,588	1.04	283,918	1,192	0.42	346,498	342	0.10
Savings deposits	324,034	118	0.04	377,498	122	0.03	409,839	167	0.04
Time deposits	258,560	6,885	2.66	230,431	1,624	0.70	370,766	1,303	0.35
Total Interest-Bearing Deposits	1,347,360	11,194	0.83	1,461,204	3,695	0.25	1,727,469	2,561	0.15
Short-term borrowings	36,492	859	2.35	49,433	898	1.82	35,882	77	0.21
Long-term borrowings	253,671	11,801	4.65	78,262	3,727	4.76	24,814	986	3.97
Total Borrowings	290,163	12,660	4.36	127,695	4,625	3.62	60,696	1,063	1.75
Total Interest-Bearing Liabilities	1,637,523	23,854	1.46	1,588,899	8,320	0.52	1,788,165	3,624	0.20
Noninterest-bearing demand deposits	478,534			543,843			609,622
Other liabilities	28,276			442			74,096
Stockholders’ Equity	291,025			259,094			249,074
Total Liabilities and Stockholders’ Equity	$2,435,358			$2,392,278			$2,720,957
Taxable Equivalent Net Interest Income		84,240			89,003			84,087
Taxable Equivalent Adjustment		(629)			(683)			(662)
Net Interest Income		$83,611			$88,320			$83,425
Cost of Funds			1.13%			0.39%			0.15%
FTE Net Interest Margin			3.79%			4.07%			3.36%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.
FTE net interest income totaled $84.2 million for the year ended December 31, 2024 compared to $89.0 million for the same period of 2023, a decrease of $4.8 million, or 5.4%. The decrease was driven primarily by higher deposit costs, primarily in the form of special product offerings, and an increase in long-term borrowings. The FTE net interest margin for 2024 was 3.79%, a decrease of 28 basis points from 4.07% for the same period of 2023.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates:

	2024 versus 2023			2023 versus 2022
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Yield/Rate [1]	Net	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$5,636	$5,478	$11,114	$2,505	$8,030	$10,535
Tax-exempt	(275)	56	(219)	(148)	220	72
Total Loans [2]	5,361	5,534	10,895	2,357	8,250	10,607
Investment Securities
Taxable	(1,051)	1,453	402	(873)	2,390	1,517
Tax-exempt	(79)	39	(40)	155	(125)	30
Total Investment Securities [3]	(1,130)	1,492	362	(718)	2,265	1,547
Interest-bearing deposits with banks	(639)	153	(486)	(12,664)	10,122	(2,542)
Total Interest Income	$3,592	$7,179	$10,771	$(11,025)	$20,637	$9,612
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$(69)	$915	$846	$(47)	$55	$8
Money markets	(148)	1,544	1,396	(95)	945	850
Savings deposits	(16)	12	(4)	(49)	4	(45)
Time deposits	197	5,064	5,261	(212)	533	321
Total Interest-Bearing Deposits	(36)	7,535	7,499	(403)	1,537	1,134
Short-term borrowings	(236)	197	(39)	20	801	821
Long-term borrowings	8,349	(275)	8,074	81	2,660	2,741
Total Borrowings	8,113	(78)	8,035	101	3,461	3,562
Total Interest Expense	8,077	7,457	15,534	(302)	4,998	4,696
Change in Net Interest Income	$(4,485)	$(278)	$(4,763)	$(10,723)	$15,639	$4,916
________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.
FTE total interest income increased $10.8 million, or 11.1%, during 2024 compared to 2023. ACNB experienced a $7.2 million increase in interest income due to an increase in the yield on interest earning assets and a $3.6 million increase attributable to growth of interest earning assets. The average yield on interest-earning assets was 4.86% for 2024, an increase of 41 basis points from 2023. FTE interest income on loans increased $10.9 million, or 13.4%, compared to 2023 due to an increase in the yield and loan growth. The yield increased 36 basis points while average loans increased $94.9 million, or 6.0%. FTE interest income on investment securities increased $362 thousand, or 2.8%, due to an increase in the yield partially offset by a lower volume of investment securities. The higher FTE interest income on loans and investment securities was partially offset by a decrease in interest income from interest-bearing deposits with banks of $486 thousand, or 14.6%.
Total interest expense increased $15.5 million, or 186.7%, during 2024 compared to 2023. The increase was primarily due to a higher cost of funds and an increase in long-term borrowings. The average rate paid on interest-bearing deposits was 0.83%, an increase of 58 basis points during 2024. The largest increases in rates were in time deposits and money markets which increased 196 and 62 basis points, respectively. The average rate paid on total borrowings was 4.36% during 2024, an increase of 74 basis points compared to 2023. Total average borrowings increased $162.5 million, or 127.2%, during 2024 compared to 2023 and were used primarily to fund loan growth and deposit outflows during 2024.

Provision for Credit Losses and Unfunded Commitments
For the year ended December 31, 2024, there were reversals to the provisions for credit losses and unfunded commitments of $2.4 million and $326 thousand, respectively, compared to a provision for credit losses of $860 thousand and a $16 thousand reversal to the provision for unfunded commitments for the year ended December 31, 2023. The decrease in the provisions for credit losses and unfunded commitments for the year ended December 31, 2024 compared to the prior year was driven primarily by updated estimates utilized as input assumptions within the CECL model calculation. These estimates, which were based on more current information available during 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments.
The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments. Nonaccrual loans increased $2.9 million during 2024 primarily the result of one long-standing commercial relationship in the healthcare industry, comprised of both owner-occupied commercial real estate and commercial and industrial loans. This relationship is adequately secured and did not impact the allowances for credit losses. For additional discussion of the provision and the associated loans, please refer to the Asset Quality section of this Management’s Discussion and Analysis.
Noninterest Income

				$ Variance	% Variance	$ Variance	% Variance
(In thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
NONINTEREST INCOME
Insurance commissions	$9,754	$9,319	$8,307	$435	4.7%	$1,012	12.2%
Wealth management	4,226	3,644	3,160	582	16.0	484	15.3
Service charges on deposits	4,144	3,958	4,066	186	4.7	(108)	(2.7)
ATM debit card charges	3,303	3,348	3,322	(45)	(1.3)	26	0.8
Earnings on investment in bank-owned life insurance	1,979	1,878	1,532	101	5.4	346	22.6
Gain from mortgage loans held for sale	301	56	487	245	N/M	(431)	(88.5)
Net gains (losses) on sales or calls of investment securities	69	(5,240)	(234)	5,309	101.3	(5,006)	N/M
Net (losses) gains on equity securities	(9)	18	(298)	(27)	(150.0)	316	106.0
Net gains on sales of low-income housing partnership	—	—	421	—	—	(421)	(100.0)
Gain on assets held for sale	—	337	—	(337)	(100.0)	337	100.0
Other	963	1,127	1,044	(164)	(14.6)	83	8.0
Total Noninterest Income	$24,730	$18,445	$21,807	$6,285	34.1%	$(3,362)	(15.4)%
Total noninterest income, excluding net gains (losses) on sales or calls of investment securities, totaled $24.7 million in 2024 compared to $23.7 million in 2023, a $976 thousand, or 4.1% increase. On December 15, 2023, ACNB completed a repositioning of the investment securities portfolio by selling $51.1 million in book value of AFS debt securities, consisting of lower-yielding agency debt securities, for an estimated after-tax loss of $3.5 million. The more significant fluctuations in noninterest income are explained below:
•Insurance commissions in 2024 increased $435 thousand, or 4.7%, compared to 2023 driven primarily by growth in commissions on policy renewals and new business.
•Wealth management income for 2024 increased $582 thousand, or 16.0%, compared to 2023 driven primarily by portfolio market appreciation, estate income and new business generation.
•Gain from mortgage loans held for sale increased $245 thousand as a result of a higher volume of mortgage loans sold.
•There were no gains on assets held for sale in 2024 compared to $337 thousand in 2023 due to the sale of three community banking offices during 2023.

Noninterest Expenses

				$ Variance	% Variance	$ Variance	% Variance
(In thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
NONINTEREST EXPENSES
Salaries and employee benefits	$42,929	$40,931	$35,979	$1,998	4.9%	$4,952	13.8%
Equipment	7,321	6,514	6,612	807	12.4	(98)	(1.5)
Net occupancy	4,162	3,908	4,076	254	6.5	(168)	(4.1)
Professional services	2,140	2,320	2,086	(180)	(7.8)	234	11.2
Other tax	1,446	1,269	1,632	177	13.9	(363)	(22.2)
FDIC and regulatory	1,425	1,388	1,128	37	2.7	260	23.0
Intangible assets amortization	1,244	1,424	1,492	(180)	(12.6)	(68)	(4.6)
Merger-related	2,045	—	—	2,045	100.0	—	—
Other	7,973	8,318	7,276	(345)	(4.1)	1,042	14.3
Total Noninterest Expenses	$70,685	$66,072	$60,281	$4,613	7.0%	$5,791	9.6%
Noninterest expenses increased to $70.7 million in 2024 compared to $66.1 million in 2023, a $4.6 million, or 7.0%, increase. The more significant fluctuations in noninterest expenses by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased 4.9% in 2024 compared to 2023, driven primarily by higher employee health insurance expense and higher base wages.
•Equipment increased $807 thousand, or 12.4%, driven primarily by higher core processing and software maintenance expenses coupled with incremental purchases of office equipment related to the Traditions Acquisition of $355 thousand.
•Net occupancy increased $254 thousand, or 6.5%, driven primarily by higher lease expense and general maintenance.
•Other tax increased $177 thousand, or 13.9%, driven primarily by an increase in PA shares taxes. PA shares tax is an equity based tax and increased due to a higher equity base compared to 2023.
•Professional services decreased $180 thousand, or 7.8%, driven primarily by a decrease in consulting expenses.
•Merger-related expenses, which include legal, external auditing, loan review and advisory fees, occurred due to the Traditions Acquisition.
Provision for Income Taxes
The Corporation recognized income taxes of $8.6 million during 2024 compared to $8.2 million during 2023. The provision for income taxes reflects an ETR of 21.2% for 2024 and 20.5% for 2023. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans, investment securities and income from life insurance policies, federal income tax credits, and the impact of non-tax deductible expenses such as certain merger-related costs incurred during 2024. Note 13 — “Income Taxes”, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” includes a reconciliation of the federal statutory tax rate to the Corporation’s ETR, which measures income tax expense as a percentage of pretax income.
FINANCIAL CONDITION
Total assets were $2.39 billion at December 31, 2024 compared to $2.42 billion at December 31, 2023, a decrease of 1.0%. The decrease was driven primarily by a reduction in cash and cash equivalents of $18.7 million and investment securities of $57.7 million partially offset by loan growth.
Investment Securities
ACNB uses investment securities to manage interest rate risk, provide collateral for certain funding products, provide liquidity and generate interest and dividend income. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall Consolidated Statement of Condition.

CECL Adoption
On January 1, 2023, the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL. ASU 2016-13 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on AFS securities. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its HTM debt securities and did not record any impairment on its AFS debt securities as a result of adopting Topic 326.
The table below presents the carrying amount of investment securities:

			Increase (Decrease)
(In thousands)	December 31, 2024	December 31, 2023	$	%
Available for Sale
U.S. Government and agencies	$143,193	$156,795	$(13,602)	(8.7)%
Collateralized mortgage obligations	35,654	41,084	(5,430)	(13.2)
Residential mortgage-backed securities	138,540	158,830	(20,290)	(12.8)
Commercial mortgage-backed securities	60,785	65,290	(4,505)	(6.9)
Corporate bonds	15,803	29,694	(13,891)	(46.8)
Total AFS investment securities	$393,975	$451,693	$(57,718)	(12.8)%
Held to Maturity
State and municipal	$62,838	$62,133	$705	1.1%
Residential mortgage-backed securities	1,740	2,467	(727)	(29.5)
Total HTM investment securities	$64,578	$64,600	$(22)	—%
Total AFS investment securities were $394.0 million at December 31, 2024 compared to $451.7 million at December 31, 2023, a decrease of 12.8%. The Corporation sold securities and allowed the portfolio to naturally cash flow to support loan growth and offset deposit outflows during 2024 as a result of general balance sheet management. At December 31, 2024, the investment securities balance included a net unrealized loss on AFS investment securities of $38.2 million, net of taxes, on amortized cost of $441.6 million compared to a net unrealized loss of $41.0 million, net of taxes, on amortized cost of $501.9 million at December 31, 2023. The changes in value are deemed to be related solely to changes in market interest rates as the credit quality of the portfolio remained stable.
At December 31, 2024, the securities balance included HTM investment securities with an amortized cost of $64.6 million and a fair value of $56.9 million as compared to an amortized cost of $64.6 million and a fair value of $59.1 million at December 31, 2023.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

The following table discloses AFS and HTM investment securities at the scheduled maturity date and weighted average yield at amortized cost at December 31, 2024. Mortgage-backed securities are allocated based upon scheduled maturities. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. See “Note 3 — Investment Securities” for additional details.

	Maturing
	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield [1]
Available for Sale
U.S. Government and agencies	$18,009	0.74%	$100,083	1.06%	$41,707	1.16%	$—	—%	$159,799	1.05%
Collateralized mortgage obligations	—	—	85	2.22	282	2.53	39,173	2.76	39,540	2.76
Residential mortgage-backed securities	86	2.16	1,443	2.25	11,029	2.24	146,791	2.18	159,349	2.18
Commercial mortgage-backed securities	—	—	22,514	4.68	10,007	5.02	32,829	2.89	65,350	3.83
Corporate bonds	—	—	2,000	3.82	13,600	4.55	2,000	5.25	17,600	4.55
Total	$18,095	0.75%	$126,125	1.76%	$76,625	2.48%	$220,793	2.41%	$441,638	2.16%
Held to Maturity
State and municipal	$—	—%	$4,188	1.51%	$27,266	2.47%	$31,384	2.35%	$62,838	2.41%
Residential mortgage-backed securities	—	—	1,484	2.04	256	2.50	—	—	1,740	2.11
Total	$—	—%	$5,672	1.65%	$27,522	2.62%	$31,384	2.35%	$64,578	2.41%
________________________________________
1 Weighted Average Yield has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
The fair value of CRA Mutual Fund equity security has a readily determinable fair value of $919 thousand at December 31, 2024 with no stated maturity.
Loans
The following table presents the composition of the loan portfolio:

			Increase (Decrease)
(In thousands)	December 31, 2024	December 31, 2023	$	%
Commercial real estate	$969,514	$898,709	$70,805	7.9%
Residential mortgage	401,950	394,189	7,761	2.0
Commercial and industrial	140,906	152,344	(11,438)	(7.5)
Home equity lines of credit	85,685	90,163	(4,478)	(5.0)
Real estate construction	76,773	84,341	(7,568)	(9.0)
Consumer	9,318	9,954	(636)	(6.4)
Gross loans	1,684,146	1,629,700	54,446	3.3
Unearned income	(1,236)	(1,712)	476	27.8
Total Loans, Net of Unearned Income	$1,682,910	$1,627,988	$54,922	3.4%
Total loans, net of unearned income, outstanding increased $54.9 million, or 3.4%, in 2024. The increase was driven mainly by growth in the commercial real estate and residential mortgage portfolios. Growth in both portfolios was spread throughout ACNB’s geographic footprint and across various property types. The collateral for these loans is primarily spread across our Pennsylvania and Maryland market areas. Despite the intense competition in the Corporation’s Market Areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.

The commercial real estate portfolio grew $70.8 million, or 7.9%, in 2024. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 56.0% and 42.1%, respectively, at December 31, 2024 compared to 54.0% and 44.0%, respectively, at December 31, 2023. Less than 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, hotels, motels and bed and breakfast entities and office complexes. Non-owner occupied commercial real estate represented 62.3% of the commercial real estate portfolio at December 31, 2024, compared to 60.9% at December 31, 2023. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
The following chart details the percentage of the various segments included in the portfolio:
______________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 207.0% of total risk-based capital of the Bank.
Residential real estate mortgages totaled $402.0 million, an increase of $7.8 million, or 2.0%, in 2024. Included in the residential real estate mortgages were $45.5 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans totaled $140.9 million, a decrease of $11.4 million, or 7.5% in 2024. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments.

The following table presents the maturity schedule of the loan portfolio, segmented based on the underlying collateral, at December 31, 2024. Loans with variable rates or floating interest rates include adjustable rate instruments that may have a remaining period of fixed rate interest, and in some instances, multiple years of a fixed rate interest period.
LOANS MATURING

(In thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years	Total
Loans with predetermined (fixed) interest rates
Commercial real estate	$17,505	$54,943	$31,179	$464	$104,091
Residential mortgage	5,745	11,499	78,750	78,425	174,419
Commercial and industrial	3,534	49,593	6,454	—	59,581
Home equity lines of credit	360	90	33	167	650
Real estate construction	14,147	10,628	1,400	6,467	32,642
Consumer	298	4,190	2,076	36	6,600
Total predetermined (fixed) interest rates	$41,589	$130,943	$119,892	$85,559	$377,983
Loans with variable or floating interest rates
Commercial real estate	$22,358	$27,867	$337,755	$477,443	$865,423
Residential mortgage	797	2,056	52,890	171,788	227,531
Commercial and industrial	36,078	2,079	31,111	12,057	81,325
Home equity lines of credit	6,412	197	20,799	57,627	85,035
Real estate construction	12,921	3,089	7,393	20,728	44,131
Consumer	48	958	1,181	531	2,718
Total variable or floating interest rates	$78,614	$36,246	$451,129	$740,174	$1,306,163
Total fixed and floating interest rates	$120,203	$167,189	$571,021	$825,733	$1,684,146

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

The following table sets forth the Corporation’s nonperforming assets as of December 31:

(Dollars in thousands)	2024	2023
Nonaccrual loans	$5,871	$3,011
Greater than or equal to 90 days past due and accruing	941	1,162
Total Nonperforming Loans	6,812	4,173
Foreclosed assets	438	467
Total Nonperforming Assets	$7,250	$4,640
Ratios:
Nonperforming loans to total loans	0.40%	0.26%
Nonperforming assets to total assets	0.30	0.19
Allowance for credit losses to nonperforming loans	253.67	478.53
Nonperforming assets include nonaccrual loans, loans greater than or equal to 90 days past due and accruing and foreclosed assets held for resale. The increase in nonperforming loans was primarily the result of one long-standing commercial relationship in the healthcare industry, comprised of both owner-occupied commercial real estate and commercial and industrial loans that is adequately secured.
For loans to borrowers with commercial purposes, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation’s risk ratings, refer to the “Allowance for Credit Losses” section within “Note 1 — Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”.
Total internally risk rated loans were $1.36 billion as of December 31, 2024 with a related allowance for credit losses of $15.1 million.
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $438 thousand, consisting of two properties, at December 31, 2024 compared to one property totaling $467 thousand at December 31, 2023.
Allowance for Credit Losses
The Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss methodology and is referred to as CECL in 2023. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar instruments. Financial institutions and other organizations will now use forecasted information to better inform their credit loss estimates. Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.
CECL requires estimated credit losses on loans to be determined based on an expected life of loan model as compared to an incurred loss model, which was in effect for periods prior to 2023. Accordingly, ACL disclosures subsequent to January 1, 2023 are not always comparable to prior periods. As a result, the tables that follow present the appropriate method for each period.
ACNB maintains the allowance for credit losses at a level believed to be adequate by management to absorb current expected losses in the loan portfolio, and it is funded through a provision for credit losses charged to earnings.

A summary of ACNB’s activity in the ACL as of December 31:

(Dollars in thousands)	2024	2023	2022
Beginning balance	$19,969	$17,861	$19,033
Impact of CECL adoption	—	1,618	—
(Reversal of) provision for credit losses	(2,437)	860	—
Loans charged-off:
Commercial and industrial	138	110	238
Commercial real estate and construction	—	—	831
Residential mortgage and home equity lines of credit	—	—	36
Consumer	218	396	181
Total Loans Charged-Off	356	506	1,286
Recoveries:
Commercial and industrial	26	64	58
Residential mortgage and home equity lines of credit	—	—	27
Consumer	78	72	29
Total Recoveries	104	136	114
Net charge-offs	252	370	1,172
Ending balance	$17,280	$19,969	$17,861
Ratios:
Net charge-offs to average loans	0.02%	0.02%	0.08%
Allowance for credit losses to total loans	1.03%	1.23%	1.16%
The provision for 2024 was a reversal of $2.4 million compared to $860 thousand for 2023 and none for 2022. The decrease in the provisions for credit losses and unfunded commitments for the year ended December 31, 2024 compared to the prior year was driven primarily by updated estimates utilized as input assumptions within the CECL model calculation. These estimates, which were based on more current information available during 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for the $2.4 million reversal of the provision for credit losses for the year ended December 31, 2024. The ACL as a percentage of total loans was at 1.03% December 31, 2024 compared to 1.23% and 1.16% at December 31, 2023 and 2022, respectively.
The allocation of the allowance for credit losses as of December 31:

	2024		2023
(Dollars in thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial real estate	$10,578	57.6%	$12,010	55.2%
Residential mortgage	2,976	23.9	3,303	24.2
Commercial and industrial	1,416	8.4	2,048	9.3
Home equity lines of credit	294	5.1	397	5.5
Real estate construction	1,918	4.5	2,070	5.2
Consumer	98	0.5	141	0.6
Total	$17,280	100.0%	$19,969	100.0%

Additional information on nonaccrual loans is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
December 31, 2024
Owner occupied commercial real estate	6	$3,564	$138	$—	In market	2006-2022
Commercial and industrial	4	2,307	569	—	In market	2009-2023
Total	10	$5,871	$707	$—
December 31, 2023
Owner occupied commercial real estate	7	$1,822	$175	$—	In market	2006-2019
Commercial and industrial	4	1,004	901	—	In market	2014-2021
Home equity line of credit	1	185	—	—	In market	2009
Total	12	$3,011	$1,076	$—
All nonaccrual loans are to borrowers located within the Market Area served by the Corporation in southcentral Pennsylvania and northern Maryland. All nonaccrual individually evaluated loans were originated by the Bank.
Deposits
The following table presents ending deposits, by type as of December 31:

			Increase (Decrease)
(In thousands)	2024	2023	$	%
Noninterest-bearing demand deposits	$451,503	$500,332	$(48,829)	(9.8)%
Interest-bearing demand deposits	505,096	524,289	(19,193)	(3.7)
Money market	251,667	264,907	(13,240)	(5.0)
Savings	311,207	340,134	(28,927)	(8.5)
Total demand and savings	1,519,473	1,629,662	(110,189)	(6.8)
Time	273,028	232,151	40,877	17.6
Total Deposits	$1,792,501	$1,861,813	$(69,312)	(3.7)%
The Bank relies on deposits as a primary source of funds for lending activities. The Bank’s deposit pricing function employs a disciplined approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks.
Total deposits were $1.79 billion at December 31, 2024, a decrease of $69.3 million, or 3.7%, since December 31, 2023. Total demand and savings deposits decreased $110.2 million, or 6.8%, partially offset by time deposits which increased $40.9 million, or 17.6%. Included in time deposits was $24.1 million in brokered time deposits issued by the Bank. Total deposits as of December 31, 2024, were comprised of approximately 63% consumer deposits and 37% commercial deposits, compared to approximately 59% consumer deposits and 41% commercial deposits as of December 31, 2023. Interest-bearing deposit costs for 2024 were 0.83% compared to 0.25% for 2023. Despite the decline in deposits in 2024, the loan-to-deposit ratio was 93.89% at December 31, 2024.
Included in total deposits at December 31, 2024 were municipal deposits totaling $111.0 million, or 6.2%, of total deposits compared to $176.6 million, or 9.5%, of total deposits at December 31, 2023. The decrease in public funds was the result of public entities reinvesting excess funds in alternative investment products outside the Corporation. Uninsured and non-collateralized deposits to total Bank deposits was 16.3% compared to 17.3% at December 31, 2024 and 2023, respectively. As of December 31, 2024, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 368.8% of uninsured and non-collateralized Bank deposits. At December 31, 2024 deposits from the 20 largest depositors, excluding internal accounts, of the Bank totaled $143.4 million, or 7.9%, of total Bank deposits compared to $192.7 million, or 10.3%, of total Bank deposits at December 31, 2023. See Note 9 — “Deposits”, to the Consolidated Financial Statements under Part II, Item 8. “Financial Statements and Supplementary Data,” for more information.

Borrowings
The Corporation’s borrowings as of December 31:

			Increase (Decrease)
(In thousands)	2024	2023	$	%
Securities sold under repurchase agreements	$15,826	$26,882	$(11,056)	(41.1)%
Short-term FHLB advances	—	30,000	(30,000)	(100.0)
Total short-term borrowings	15,826	56,882	(41,056)	(72.2)
Long-term FHLB advances	235,000	175,000	60,000	34.3
Trust preferred subordinated debt[1]	5,333	5,292	41	0.8
Subordinated debt	15,000	15,000	—	—
Total long-term borrowings	255,333	195,292	60,041	30.7
Total Borrowings	$271,159	$252,174	$18,985	7.5%
________________________________________
1Net of purchase accounting fair value mark.
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of December 31, 2024, short-term borrowings were $15.8 million, a decrease of $41.1 million, or 72.2%, from December 31, 2023. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2023, repurchase agreement balances were down due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. There were no short-term FHLB borrowings at December 31, 2024 compared to $30.0 million at December 31, 2023. Short-term FHLB borrowings are used to supplement Bank funding from seasonal and daily fluctuations in the deposit base.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.3 million at December 31, 2024 compared to $195.3 million at December 31, 2023. During 2024 the Bank borrowed $60.0 million from the FHLB at a weighted average fixed rate of 4.30% for a weighted average term of 4.00 years to fund loan growth and deposit outflows. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to stockholders, while maintaining levels above its internal minimums and “well capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $303.3 million at December 31, 2024 compared to $277.5 million at December 31, 2023. The primary source of additional capital to ACNB is earnings retention, which represents net income less dividends declared. During 2024, ACNB retained $21.1 million, or 66.4%, of its net income compared to $22.0 million, or 69.4%, in 2023. Quarterly cash dividends paid to ACNB Corporation stockholders in 2024 totaled $10.7 million, or $1.26 per common share, compared to $9.7 million, or $1.14 per common share in 2023, an increase of 10.5%. Stockholders’ equity also increased primarily due to a $3.2 million change in unrealized gains in AFS investment securities and pension plan assets.
ACNB has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. Cumulative to December 31, 2024, 277,514 shares were issued under this plan. Proceeds from the plan are used for general corporate purposes.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022 a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 6,842 shares repurchased during 2024. As of December 31, 2024, 67,908 shares of common stock have been repurchased under this plan.

Regulatory Capital Requirements
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
ACNB considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy. The banking subsidiary’s capital ratios are as follows:

	2024	2023	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	12.03%	11.12%	5.00%
Common Tier 1 capital (to risk-weighted assets)	16.03%	14.86%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	16.03%	14.86%	8.00%
Total risk-based capital ratio (to risk-weighted assets)	17.02%	15.99%	10.00%
Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of December 31, 2024 and 2023, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
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
At December 31, 2024, ACNB’s banking subsidiary could borrow $926.5 million from the FHLB of which $690.4 million was available. At December 31, 2024, ACNB’s banking subsidiary could borrow approximately $54.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of December 31, 2024, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. In 2018, ACNB Corporation executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and wholly-owned subsidiary of ACNB

Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services. The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing at December 31, 2024.
Another source of liquidity is securities sold under repurchase agreements to customers of the Bank totaling $15.8 million and $26.9 million at December 31, 2024 and 2023, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2024 the Corporation had unfunded outstanding commitments to extend credit of $372.8 million and outstanding standby letters of credit of $15.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s OBS arrangements.
New Accounting Pronouncements
See Note 1 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The primary objective of ACNB’s ALCO with direct oversight from the Board is to maximize net interest income within established policy parameters. This objective is accomplished through the management of the statement of condition composition and duration, market risk exposures arising from changing economic conditions, and liquidity risk.
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Specific to the banking industry, one of the greatest risk exposures is to that of changing market interest rates. The primary objective of monitoring ACNB’s interest rate sensitivity risk is to provide management the flexibility necessary to manage the statement of condition to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FOMC monetary policy, economic uncertainty, and fiscal policy changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
ACNB’s ALCO is a management committee responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the statement of condition composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least annually by the ALCO as well as provided to the Board.
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
ACNB uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of its interest rate risk exposure. These analyses require numerous assumptions including, but are not limited to, changes in the statement of condition mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread, and deposit sensitivity. Assumptions are based on management’s best estimates, but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of the Corporation’s interest rate risk position over time.
ACNB’S ALCO operates under management policies, approved by the Board, which define guidelines and limits on the level of risk. ALCO meets regularly and reviews its interest rate risk position and monitors various liquidity ratios to ensure a satisfactory liquidity position. By utilizing the analyses, management can determine changes that may need to be made to the asset and liability mixes to mitigate the change in net interest income under various interest rate scenarios. Management continually evaluates the condition of the economy, the pattern of market interest rates, and other economic data to inform the committee. Regulatory authorities also monitor the Corporation’s interest rate risk position along with other liquidity ratios.
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
The simulation analysis results are presented in the table below. At December 31, 2024, results in the falling interest rate scenario of 100 or 200 basis point or a rising of 200 basis point scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model as interest-earning assets are expected to reprice faster than interest-bearing liabilities.
Economic Value
Net present value analysis provides information on the risk inherent in the statement of condition that might not be considered in the simulation analysis due to the short time horizon used. The net present value of the statement of condition incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the statement of condition.
The results at December 31, 2024 and 2023 are reflected below. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	December 31, 2024	December 31, 2023	Policy Limits
(200)	(1.7)%	(2.9)%	(10.0)%
(100)	(1.0)%	(1.6)%	(5.0)%
100	0.3%	0.3%	(5.0)%
200	(0.3)%	0.4%	(10.0)%

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	December 31, 2024	December 31, 2023	Policy Limits
(200)	(10.8)%	(17.8)%	(35.0)%
(100)	(3.7)%	(6.4)%	(20.0)%
100	(1.2)%	1.9%	(20.0)%
200	(4.8)%	1.1%	(35.0)%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4, the Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. Management develops a qualitative framework that serves as the basis for determining the reasonableness of the model’s output and makes qualitative adjustments as necessary. The allowance methodology is inherently complex and requires the use of significant management judgment.

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

Washington, D.C.
March 14, 2025

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
	December 31,
(In thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$16,352	$21,442
Interest-bearing deposits with banks	30,910	44,516
Total Cash and Cash Equivalents	47,262	65,958
Equity securities with readily determinable fair values	919	928
Investment securities available for sale, at estimated fair value	393,975	451,693
Investment securities held to maturity, at amortized cost (fair value $56,924, $59,057)	64,578	64,600
Loans held for sale	426	280
Total loans, net of unearned income	1,682,910	1,627,988
Less: Allowance for credit losses	(17,280)	(19,969)
Loans, net	1,665,630	1,608,019
Premises and equipment, net	25,454	26,283
Right of use asset	2,663	2,615
Restricted investment in bank stocks	10,853	9,677
Investment in bank-owned life insurance	81,850	79,871
Investments in low-income housing partnerships	877	1,003
Goodwill	44,185	44,185
Intangible assets, net	7,838	9,082
Foreclosed assets held for resale	438	467
Other assets	47,882	54,186
Total Assets	$2,394,830	$2,418,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$451,503	$500,332
Interest-bearing	1,340,998	1,361,481
Total Deposits	1,792,501	1,861,813
Short-term borrowings	15,826	56,882
Long-term borrowings	255,333	195,292
Lease liability	2,764	2,615
Allowance for unfunded commitments	1,394	1,719
Other liabilities	23,739	23,065
Total Liabilities	2,091,557	2,141,386
Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at December 31, 2024 and 2023	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 8,945,293 and 8,896,119 shares issued; 8,553,785 and 8,511,453 shares outstanding at December 31, 2024 and 2023, respectively	22,357	22,231
Treasury stock, at cost 391,508 and 384,666 shares at December 31, 2024 and 2023, respectively	(11,203)	(10,954)
Additional paid-in capital	99,163	97,602
Retained earnings	234,624	213,491
Accumulated other comprehensive loss	(41,668)	(44,909)
Total Stockholders’ Equity	303,273	277,461
Total Liabilities and Stockholders’ Equity	$2,394,830	$2,418,847
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$90,547	$79,433	$68,898
Tax-exempt	1,232	1,405	1,348
Investment Securities:
Taxable	10,748	10,985	9,799
Tax-exempt	1,136	1,168	1,144
Dividends	970	331	104
Other	2,832	3,318	5,756
Total Interest and Dividend Income	107,465	96,640	87,049
INTEREST EXPENSE
Deposits	11,194	3,695	2,561
Short-term borrowings	859	898	77
Long-term borrowings	11,801	3,727	986
Total Interest Expense	23,854	8,320	3,624
Net Interest Income	83,611	88,320	83,425
(Reversal of) provision for credit losses	(2,437)	860	—
Reversal of unfunded commitments	(326)	(16)	—
Net Interest Income after (Reversal of) Provisions for Credit Losses and Unfunded Commitments	86,374	87,476	83,425
NONINTEREST INCOME
Insurance commissions	9,754	9,319	8,307
Wealth management	4,226	3,644	3,160
Service charges on deposits	4,144	3,958	4,066
ATM debit card charges	3,303	3,348	3,322
Earnings on investment in bank-owned life insurance	1,979	1,878	1,532
Gain from mortgage loans held for sale	301	56	487
Net gains (losses) on sales or calls of investment securities	69	(5,240)	(234)
Net (losses) gains on equity securities	(9)	18	(298)
Net gains on sales of low income housing partnership	—	—	421
Gain on assets held for sale	—	337	—
Other	963	1,127	1,044
Total Noninterest Income	24,730	18,445	21,807
NONINTEREST EXPENSES
Salaries and employee benefits	42,929	40,931	35,979
Equipment	7,321	6,514	6,612
Net occupancy	4,162	3,908	4,076
Professional services	2,140	2,320	2,086
Other tax	1,446	1,269	1,632
FDIC and regulatory	1,425	1,388	1,128
Intangible assets amortization	1,244	1,424	1,492
Merger-related	2,045	—	—
Other	7,973	8,318	7,276
Total Noninterest Expenses	70,685	66,072	60,281
Income Before Income Taxes	40,419	39,849	44,951
Provision for income taxes	8,573	8,161	9,199
Net Income	$31,846	$31,688	$35,752
PER SHARE DATA
Basic earnings	$3.75	$3.72	$4.15
Diluted earnings	$3.73	$3.71	$4.15
Weighted average shares basic	8,503,473	8,507,803	8,623,012
Weighted average shares diluted	8,536,965	8,536,125	8,623,012
 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2024	2023	2022
NET INCOME	$31,846	$31,688	$35,752

OTHER COMPREHENSIVE INCOME (LOSS)
INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $633, $1,814 and $(14,499) respectively	1,992	6,814	(46,441)
Reclassification adjustment for net AFS investment securities (gains) losses included in net income, net of income tax effect of $(16), $1,188 and $55, respectively	(53)	4,052	193
Total unrealized gain (loss) on AFS investment securities	1,939	10,866	(46,248)
Unrealized losses on securities previously transferred to HTM, net of income tax benefit of $—, $— and $(1,072), respectively	—	—	(3,751)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax expense of $254, $203 and $211, respectively	853	916	739

PENSION
Amortization of pension net loss, net of income tax expense of $18, $76 and $90	60	258	317
Unrecognized net gain, net of income tax expense of $114, $312 and $15, respectively	389	1,063	476
Total unrealized gain on pension	449	1,321	793
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,241	13,103	(48,467)
TOTAL COMPREHENSIVE INCOME (LOSS)	$35,087	$44,791	$(12,715)

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE – December 31, 2021	$21,978	$(2,245)	$94,688	$167,238	$(9,545)	$272,114
Net income	—	—	—	35,752	—	35,752
Other comprehensive loss, net of taxes	—	—	—	—	(48,467)	(48,467)
Common stock shares issued (20,908 shares)	52	—	661	—	—	713
Repurchased shares (206,929 shares)	—	(6,682)	—	—	—	(6,682)
Restricted stock grants, net of forfeitures and withheld for taxes (21,935 shares)	56	—	673	—	—	729
Cash dividends declared ($1.06 per share)	—	—	—	(9,117)	—	(9,117)
BALANCE - December 31, 2022	22,086	(8,927)	96,022	193,873	(58,012)	245,042
Net income	—	—	—	31,688	—	31,688
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	(2,368)	—	(2,368)
Other comprehensive income, net of taxes	—	—	—	—	13,103	13,103
Common stock shares issued (20,361 shares)	51	—	670	—	—	721
Repurchased shares (61,066 shares)	—	(2,027)	—	—	—	(2,027)
Restricted stock grants, net of forfeitures and withheld for taxes (43,074 shares)	94	—	(94)	—	—	—
Compensation expense for restricted shares	—	—	1,004	—	—	1,004
Cash dividends declared ($1.14 per share)	—	—	—	(9,702)	—	(9,702)
BALANCE - December 31, 2023	22,231	(10,954)	97,602	213,491	(44,909)	277,461
Net income	—	—	—	31,846	—	31,846
Other comprehensive income, net of taxes	—	—	—	—	3,241	3,241
Common stock shares issued (21,750 shares)	55	—	777	—	—	832
Repurchased shares (6,842 shares)	—	(249)	—	—	—	(249)
Restricted stock grants, net of forfeitures and withheld for taxes (27,424 shares)	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	1,263	—	—	1,263
Cash dividends declared ($1.26 per share)	—	—	—	(10,713)	—	(10,713)
BALANCE – December 31, 2024	$22,357	$(11,203)	$99,163	$234,624	$(41,668)	$303,273

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,846	$31,688	$35,752
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(301)	(56)	(487)
Gain on sales of assets held for sale	—	(337)	—
Loss on sale of premises and equipment	—	—	41
Earnings on investment in bank-owned life insurance	(1,979)	(1,878)	(1,532)
(Gain) loss on sales or calls of securities	(69)	5,240	234
Loss (gain) on equity securities	9	(18)	298
Gain on sale of low-income housing partnership	—	—	(421)
Restricted stock compensation expense	1,263	1,004	729
Depreciation and amortization	3,033	3,362	3,796
(Reversal of) provision for credit losses and reversal of unfunded commitments	(2,763)	844	—
Net amortization of investment securities premiums	1,702	690	2,156
Increase in interest receivable	(109)	(1,165)	(1,395)
Increase (decrease) in interest payable	757	743	(58)
Mortgage loans originated for sale	(13,090)	(2,646)	(36,664)
Proceeds from sales of loans originated for sale	13,245	2,545	39,221
Decrease (increase) in other assets	5,351	(7,449)	(4,303)
Deferred income tax	779	2,376	924
Increase in other liabilities	108	5,659	910
Net Cash Provided by Operating Activities	39,782	40,602	39,201
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	727	1,097	2,903
Proceeds from calls/maturities of investment securities available for sale	44,707	32,594	58,578
Proceeds from sales of investment securities held to maturity	—	—	1,054
Proceeds from sales of investment securities available for sale	14,336	125,241	3,129
Proceeds from sales of equity securities	—	592	811
Purchase of investment securities available for sale	—	(48,838)	(284,336)
Purchase of investment securities held to maturity	—	—	(22,204)
Purchase of equity securities	—	—	(206)
(Purchase)/redemption of restricted investment in bank stocks	(1,176)	(8,048)	674
Net increase in loans	(55,206)	(89,589)	(71,829)
Proceeds from sale of low-income housing partnerships	—	—	421
Purchase of bank-owned life insurance	—	—	(12,200)
Acquisition of insurance books of business/agency	—	(174)	(7,800)
Capital expenditures	(960)	(1,168)	(1,811)
Proceeds from sales of premises and equipment	—	—	1,093
Proceeds from sales of assets held for sale	—	3,730	—
Net Cash Provided by (Used in) Investing Activities	2,428	15,437	(331,723)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(48,829)	(94,717)	(28,311)
Net decrease in interest-bearing deposits	(20,483)	(242,445)	(199,103)
Net (decrease) increase in short-term borrowings	(41,056)	14,928	6,752

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
(In thousands)	2024	2023	2022
Proceeds from long-term borrowings	60,000	175,000	1,500
Repayments on long-term borrowings	—	—	(15,200)
Dividends paid	(10,713)	(9,702)	(9,117)
Common stock repurchased	(249)	(2,027)	(6,682)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	424	721	713
Net Cash Used In Financing Activities	(60,906)	(158,242)	(249,448)
Net Decrease in Cash and Cash Equivalents	(18,696)	(102,203)	(541,970)
CASH AND CASH EQUIVALENTS — BEGINNING	65,958	168,161	710,131
CASH AND CASH EQUIVALENTS — ENDING	$47,262	$65,958	$168,161
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,097	$7,155	$3,682
Cash paid for income taxes	6,628	10,030	7,225
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$—	$126	$472
Recognition of operating lease liabilities	—	126	472
Investments transferred from available for sale to held to maturity	—	—	39,683
Premises and equipment transferred to fixed assets held for sale	—	—	3,393
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	32	—	474

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, wealth management and insurance services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 27 community banking offices, including 18 community banking office locations in Adams, Cumberland, Franklin, Lancaster and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices in York, Pennsylvania, and Hunt Valley, Maryland.
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
Certain amounts in the prior years’ Consolidated Financial Statements and notes have been reclassified to conform to the current presentation. The Corporation evaluates subsequent events through the filing of this report with the SEC.
Recent Merger
Effective February 1, 2025, ACNB closed the acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. Traditions Bank operated eight community banking offices in South Central Pennsylvania which were included in the acquisition. In connection with the close of the acquisition, Traditions stockholders received 0.7300 shares of ACNB Corporation common stock for each share of Traditions common stock that they owned as of the closing date, with cash paid in lieu of fractional shares. ACNB issued 2,035,270 shares of its common stock, and cash in exchange for fractional shares based on $41.10 per whole share of ACNB common stock. The transaction is valued at $83.8 million. ACNB is currently finalizing the accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2025.

As of December 31, 2024 and 2023, Traditions had total assets of $870.1 million and $840.1 million, respectively, total loans of $674.4 million and $668.8 million, respectively, and total deposits of $749.3 million and $731.1 million, respectively. Common shares outstanding totaled 2,788,164 and 2,736,544 at December 31, 2024 and 2023, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days and interest-bearing deposits with banks. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. Interest-bearing deposits in other financial institutions are carried at cost.
Investment Securities
On January 1, 2023 the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL. ASU 2016-13 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on

AFS securities. In addition, Topic 326 amends the accounting for credit losses on certain other debt securities. The Corporation did not record any allowance for credit losses on its HTM debt securities and did not record any impairment on its AFS debt securities as a result of adopting Topic 326.
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
ACNB continuously monitors any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt ACNB to reconsider its zero-credit loss assumption. As of December 31, 2024, no HTM debt securities required an ACL.
ACNB monitors non-U.S. Treasury and non-U.S. agency debt for potential credit deterioration on a quarterly basis. An analysis of the materiality of the impact to the ACL is performed. If it is determined there is a material impact, ACNB will book a reserve to the ACL or record an impairment. As of December 31, 2024 no reserves or impairment were booked related to these securities.
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
The loans receivable portfolio is segmented into commercial, residential mortgage, home equity lines of credit, and consumer loans. Commercial loans consist of the following classes: commercial real estate, commercial and industrial and real estate construction.
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
In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis. Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.
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
The Corporation’s methodology for estimating the ACL includes:
Segmentation — The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics and types of collateral and behave similarly during economic cycles.
Specific Analysis — A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable.
Quantitative Analysis — The Corporation elected to use DCF and chose unemployment rate as the driving factor of their economic forecasts. In regards to unemployment rates, the Corporation elected to forecast economic factors over the period of the next four quarters. The Corporation chose not to extend beyond four quarters given the inherent risks associated with forecasting. The Corporation utilizes relevant third-party forecasts as a basis and support for its own forecast. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the PD and LGD through regression. The Corporation elected a reversion period of four quarters. The Corporation deemed four quarters to be a reasonable time period to ensure it did not include irrelevant information, but also not too short to introduce unnecessary volatility. Model assumptions include, but are not limited to, the discount rate, prepayment speeds, funding rates, PD, LGD and curtailments. The product of the PD and the LGD is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis — Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, considering economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.
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
Special Mention — Considered “Other Assets Especially Mentioned” these loans are currently protected, but are potentially weak. Loans in this rating category constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitutes an unwarranted risk in light of the circumstances surrounding a specific loan.
Substandard — Loans in this category are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual loans classified as substandard.
Doubtful — Loans in this category have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loss — Loans classified as a loss are considered uncollectible and are charged to the ACL.
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
Concentration of Credit Risk
Most of the Corporation’s lending activities are with customers located within southcentral Pennsylvania and northern Maryland. The types of lending in which the Corporation engages are outlined above. The Corporation’s exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Company maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including mixed use properties, office complexes, hospitality, multi-family and residential complexes and agriculture. Management evaluates each clients' creditworthiness on an individual basis.
The types of securities in which the Corporation invests are discussed in “Note 3 — Investment Securities”.
Collateral-Dependent Loans
A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the collateral-dependent loan’s carrying value to the fair value of the collateral less cost to sell. Substantially all of the collateral supporting collateral-dependent loans consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land. Changes in the fair value of the collateral for individually evaluated loans are reported as provision for credit losses or a reversal of provision for credit losses in the period of change.
Acquired Loans
Under CECL acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be PCD loans, and are grossed-up on day 1 by the initial credit estimate through the ACL as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an ACL and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the net loan mark will amortize through interest income over the life of such loans. At acquisition ACNB will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, or loans classified as non-accrual. Upon the adoption of CECL acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the ACL upon adoption, and any reversals of such mark will flow through the ACL in future periods.
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
As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Bank’s community banking offices. The operating leases have remaining lease terms of less than one year to less than twelve years, some of which include options to renew at varying durations. See “Note 7 - Leases” for additional information.
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, is carried at cost as of December 31, 2024 and 2023, and consists of common stock in the Atlantic Community Bankers Bank, Community Bankers Bank and Federal Home Loan Bank.
Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2024, 2023 or 2022.
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
ASC Topic 715, Compensation—Retirement Benefits, requires a liability to be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Corporation’s liability is based on the post-employment benefit cost for continuing life insurance. The Corporation incurred approximately $165 thousand, $214 thousand and $81 thousand of expense in 2024, 2023 and 2022, respectively, related to these benefits.
Investments in Low-Income Housing Partnerships
The Corporation’s investments in low-income housing partnerships are accounted for using the “equity method” prescribed by ASC Topic 323, Investments—Equity Method. In accordance with ASC Topic 740, Income Taxes, tax credits are recognized as they become available. Any residual loss is amortized as the tax credits are received.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on the Bank’s or ACNB Insurance Services’ outstanding goodwill from its most recent goodwill impairment analysis which was completed as of November 30, 2024 using the qualitative approach. If certain events occur which indicate goodwill might be impaired between annual assessments, the goodwill would be evaluated for impairment when such events occur.
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
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted to the fair value, less costs to sell as necessary. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets held for resale were $438 thousand and $467 thousand at December 31, 2024 and 2023, respectively.
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
Defined Benefit Pension Plan
Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. For additional details, see “Note 12 — Retirement Plans”.
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
Advertising Costs
Costs of advertising, which are included in other expenses, are expensed when incurred.
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. See “Note 11 — Fair Value Measurements” for additional information.
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
Insurance Commissions — Commission income is earned based on customers transactions. The commission income is recognized when the transaction is complete.
Wealth Management — The Bank provides wealth management services under the umbrella of ACNB Wealth Management which includes trust and investment services and wealth advisory services. The trust and investment group provides a wide range of financial services, including trust administration and estate settlement services, and investment management for individuals, businesses and non-profit entities. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, power of attorney, custodial accounts and investment management and advisory accounts. In addition, ACNB Wealth Management offers retail brokerage-services through a networking agreement with a third-party provider. ACNB Wealth Management clients are located primarily within the Corporation’s Market Area.
The majority of trust and investment services revenue is earned and collected monthly, with the amount determined based on the market value of assets in each account multiplied by a fee schedule for that account. Each account has one integrated set of performance obligations so no allocation is required. The performance obligation is met by performing the identified fiduciary service, investment management service, or custodial service. Successful performance is confirmed by ongoing internal and regulatory control, measurement is by valuing the account assets at month-end to which a fee schedule is applied. Trust and investment services fees are contractually agreed upon with each client in instances where the client has control over the assets, and fee levels vary based mainly on the size of assets under management. Fees for trust administration or estate settlement are assessed based on the permissions granted within each governing document and in accordance with state law; estate settlement fees are generally assessed at the conclusion of estate administration.
The wealth advisory revenue is predominantly realized through commissions generated from client transactions. Commission income is recognized when the transaction is completed, and may be paid as a single upfront payment, or as recurring income in the form of trailing commissions. A small portion of the overall revenue is derived from fee-based advisory relationships; contractually agreed upon fees are assessed based on the market value of assets in the account. Net revenue based on the terms of the networking agreement are received on a monthly basis.
Service charges on deposit accounts — Deposits are included as liabilities in the Statement of Condition. Service charges on deposit accounts include: overdraft fees; ATM fees charged for withdrawals by deposit customers from other financial institutions’ ATMs; and a variety of other monthly or transactional fees for services provided to retail and business customers, mainly associated with checking accounts. All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers.
ATM debit card charges — The Bank issues debit cards to consumer and business customers with checking, savings or money market deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank.
Other — Consists of safe deposit rental income, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, and other miscellaneous fees. These fees are largely transaction-based; therefore, the Corporation’s performance obligation is satisfied and the resultant revenue is recognized at the point in time the service is rendered. Payments for transaction-based fees are generally received immediately or in the following month by a direct charge to a customer’s account.
Segment Reporting
The Corporation evaluates and monitors the revenue streams of its various products and services and manages operations and financial performance on a consolidated basis. The Bank offers banking and wealth management services, including trust and retail brokerage. ACNB Insurance Services offers a broad range of property and casualty, life and health insurance to both commercial and consumer clients. Segment determination considers organizational structure and is consistent with the presentation of financial information to the CODM to evaluate segment performance, develop strategy, and allocate resources. Management has determined that the Corporation has two reportable segments consisting of Banking and Insurance. The President and CEO of ACNB Corporation is the CODM for both the Bank and the Corporation’s wholly-owned insurance subsidiary. See “Note 19 — Segment and Related Information” for segment-specific information and reconciliation.
Recently Adopted Accounting Standards
In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848)”. This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s Financial Conduct Authority (FCA) extension of the intended cessation date of LIBOR in the United States. The standard became effective for the Corporation upon issuance and its adoption did not have a material impact on its Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)”. The amendments in this ASU are expected to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented on the financial statements. The Corporation adopted the amendments of ASU 2023-07 related to annual disclosure requirements effective January 1, 2024. Adoption of this standard did not have a material impact on the Corporation’s Consolidated Financial Statements.

Accounting Standards Pending Adoption
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
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40)”. This ASU is intended to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The amendments of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Corporation is currently evaluating the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s Consolidated Financial Statements.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS
The Corporation is required to maintain cash balances at certain correspondent banks in exchange for services obtained through those banks. At December 31, 2024 and 2023, these balances were included in interest-bearing deposits with banks.

NOTE 3 — INVESTMENT SECURITIES
Fair value of equity securities with readily determinable fair values at December 31 are as follows:

(In thousands)	Fair Value at January 1	Purchases	Sales/reclassification	(Losses)/Gains	Losses on sales of securities	Fair Value at December 31
2024
CRA Mutual Fund	$928	$—	$—	$(9)	$—	$919
2023
CRA Mutual Fund	$915	$—	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	—	206	—	—	—
Stock in other banks	598	—	592	5	(11)	—
Total	$1,719	$—	$798	$18	$(11)	$928
2022
CRA Mutual Fund	$1,036	$—	$—	$(121)	$—	$915
Canapi Ventures SBIC Fund	—	206	—	—	—	206
Stock in other banks	1,573	—	811	(177)	13	598
Total	$2,609	$206	$811	$(298)	$13	$1,719

Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available for Sale
U.S. Government and agencies	$159,799	$—	$16,606	$143,193
Collateralized mortgage obligations	39,540	—	3,886	35,654
Residential mortgage-backed securities	159,349	2	20,811	138,540
Commercial mortgage-backed securities	65,350	—	4,565	60,785
Corporate bonds	17,600	—	1,797	15,803
Total	$441,638	$2	$47,665	$393,975

Held to Maturity
State and municipal	$62,838	$—	$7,586	$55,252
Residential mortgage-backed securities	1,740	—	68	1,672
Total	$64,578	$—	$7,654	$56,924

December 31, 2023
Available for Sale
U.S. Government and agencies	$176,458	$—	$19,663	$156,795
Collateralized mortgage obligations	45,189	—	4,105	41,084
Residential mortgage-backed securities	178,441	19	19,630	158,830
Commercial mortgage-backed securities	69,498	344	4,552	65,290
Corporate bonds	32,326	202	2,834	29,694
Total	$501,912	$565	$50,784	$451,693

Held to Maturity
State and municipal	$62,133	$—	$5,419	$56,714
Residential mortgage-backed securities	2,467	—	124	2,343
Total	$64,600	$—	$5,543	$59,057

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$143,193	$16,606	$143,193	$16,606
Collateralized mortgage obligations	—	—	35,654	3,886	35,654	3,886
Residential mortgage-backed securities	2,692	26	135,626	20,785	138,318	20,811
Commercial mortgage-backed securities	31,860	73	28,925	4,492	60,785	4,565
Corporate bonds	—	—	15,803	1,797	15,803	1,797
Total	$34,552	$99	$359,201	$47,566	$393,753	$47,665

Held to Maturity
State and municipal	$—	$—	$55,252	$7,586	$55,252	$7,586
Residential mortgage-backed securities	—	—	1,672	68	1,672	68
Total	$—	$—	$56,924	$7,654	$56,924	$7,654

December 31, 2023
Available for Sale
U.S. Government and agencies	$—	$—	$156,795	$19,663	$156,795	$19,663
Collateralized mortgage obligations	—	—	41,085	4,104	41,085	4,104
Residential mortgage-backed securities	—	—	156,295	19,630	156,295	19,630
Commercial mortgage-backed securities	—	—	33,063	4,553	33,063	4,553
Corporate bonds	—	—	15,279	2,834	15,279	2,834
Total	$—	$—	$402,517	$50,784	$402,517	$50,784

Held to Maturity
State and municipal	$—	$—	$56,714	$5,419	$56,714	$5,419
Residential mortgage-backed securities	—	—	2,343	124	2,343	124
Total	$—	$—	$59,057	$5,543	$59,057	$5,543
All mortgage-backed securities, and those of a similar asset class, are government-sponsored enterprise pass-through instruments issued by the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation or they are issued by the Government National Mortgage Association which is backed by the U.S. government which guarantees the timely payment of principal on these investments.
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. There was no impairment on AFS debt securities as of December 31, 2024 and 2023. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of December 31, 2024 and 2023. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis.

Amortized cost and fair value at December 31, 2024, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$18,009	$17,592	$—	$—
Over 1 year through 5 years	102,083	93,188	4,188	3,735
Over 5 years through 10 years	55,307	46,670	27,266	25,927
Over 10 years	2,000	1,546	31,384	25,590
Mortgage-backed securities	264,239	234,979	1,740	1,672
	$441,638	$393,975	$64,578	$56,924
The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Proceeds from sales	$14,336	$125,241	$4,994
Proceeds from calls	1,984	—	—
Gross gains	87	230	14
Gross losses	18	5,470	248
At December 31, 2024 and 2023, securities with a carrying value of $157.3 million and $233.7 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the composition of the loan portfolio:

(In thousands)	December 31, 2024	December 31, 2023
Commercial real estate	$969,514	$898,709
Residential mortgage	401,950	394,189
Commercial and industrial	140,906	152,344
Home equity lines of credit	85,685	90,163
Real estate construction	76,773	84,341
Consumer	9,318	9,954
Gross loans	1,684,146	1,629,700
Unearned income	(1,236)	(1,712)
Total loans, net of unearned income	$1,682,910	$1,627,988
The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2024. The following table is a summary of the activity for these related-party loans:

(In thousands)	2024
Balance at January 1	$5,307
Repayments	548
Balance at December 31	$4,759

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2024
Commercial real estate	$763	$527	$314	$1,604	$967,910	$969,514	$—
Residential mortgage	953	987	850	2,790	399,160	401,950	850
Commercial and industrial	437	24	155	616	140,290	140,906	—
Home equity lines of credit	161	—	91	252	85,433	85,685	91
Real estate construction	15	11	—	26	76,747	76,773	—
Consumer	47	18	—	65	9,253	9,318	—
Total Loans	$2,376	$1,567	$1,410	$5,353	$1,678,793	$1,684,146	$941

December 31, 2023
Commercial real estate	$150	$347	$—	$497	$898,212	$898,709	$—
Residential mortgage	1,293	388	849	2,530	391,659	394,189	505
Commercial and industrial	50	—	159	209	152,135	152,344	—
Home equity lines of credit	414	—	654	1,068	89,095	90,163	654
Real estate construction	12	—	—	12	84,329	84,341	—
Consumer	8	—	3	11	9,943	9,954	3
Total Loans	$1,927	$735	$1,665	$4,327	$1,625,373	$1,629,700	$1,162
Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	December 31, 2024			December 31, 2023
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$314	$3,250	$3,564	$315	$1,164	$1,479
Residential mortgage	—	—	—	—	343	343
Commercial and industrial	2,081	226	2,307	1,004	—	1,004
Home equity lines of credit	—	—	—	—	185	185
Total	$2,395	$3,476	$5,871	$1,319	$1,692	$3,011
No additional funds are committed to be advanced in connection with individually evaluated loans. If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $299 thousand in 2024, $302 thousand in 2023, and $410 thousand in 2022.
Total nonperforming loans at December 31 are as follows:

(In thousands)	2024	2023
Nonaccrual loans	$5,871	$3,011
Greater than or equal to 90 days past due and accruing	941	1,162
Total nonperforming loans	$6,812	$4,173

Collateral-Dependent Loans
The amortized cost basis of individually evaluated loans by type of collateral as of December 31:

	2024		2023
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$3,564	$—	$1,479
Residential mortgage	—	—	—	343
Commercial and industrial	2,307	—	1,004	—
Home equity lines of credit	—	—	—	185
Total	$2,307	$3,564	$1,004	$2,007
Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $373 thousand and $1.3 million at December 31, 2024 and 2023, respectively, and are included in nonperforming loans if they are greater than or equal to 90 days past due.

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
The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In thousands)	Combination Payment Deferral and Interest-Only Payments	Percent of Class of Financing Receivable
2024
Commercial real estate	$2,293	0.2%
Commercial and industrial	1,748	1.2%
Total	$4,041
The loan modifications made during 2024 did not result in term extensions.

(In thousands)	Term Extension	Percent of Class of Financing Receivable	Financial Effect
2023
Commercial and industrial	$549	0.4%	Added a weighted-average 4.95 years to the life of loans, which decreased the borrower’s monthly payment amounts.

The following presents the performance of loans modified in the previous twelve months as of December 31, 2024:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,293	$—	$—	$—
Commercial and industrial	1,748	—	—	—
Total	$4,041	$—	$—	$—
As of December 31, 2024, the Corporation had no commitments to lend any additional funds on modified loans. During the years ended December 31, 2024 and 2023, there were no loans modified due to financial difficulty that defaulted subsequent to the modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
(In thousands)	2024	2023	2022	2021	2020	Prior
Internally Risk Rated:
Commercial real estate
Pass	$120,989	$135,995	$164,167	$121,092	$55,408	$312,999	$17,276	$927,926
Special Mention	1,887	3,826	2,880	6,639	2,177	11,613	1,303	30,325
Substandard	—	—	2,332	342	1,485	7,059	45	11,263
Total Commercial real estate	$122,876	$139,821	$169,379	$128,073	$59,070	$331,671	$18,624	$969,514
Residential mortgage
Pass	$27,887	$35,566	$23,095	$38,848	$13,446	$31,784	$466	$171,092
Special Mention	130	1,692	167	146	366	3,246	115	5,862
Substandard	—	237	188	—	—	68	—	493
Total Residential Mortgage	$28,017	$37,495	$23,450	$38,994	$13,812	$35,098	$581	$177,447
Commercial and industrial
Pass	$10,000	$10,067	$19,584	$29,673	$13,162	$18,976	$30,015	$131,477
Special Mention	165	109	246	192	78	459	2,554	3,803
Substandard	—	526	468	335	2	979	3,316	5,626
Total Commercial and industrial	$10,165	$10,702	$20,298	$30,200	$13,242	$20,414	$35,885	$140,906
Year-to-date gross charge-offs	$—	$38	$—	$—	$—	$100	$—	$138
Home equity lines of credit
Pass	$—	$294	$92	$—	$—	$501	$5,729	$6,616
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$294	$92	$—	$—	$507	$6,425	$7,318
Real estate construction
Pass	$21,227	$24,463	$7,719	$1,209	$298	$1,060	$6,086	$62,062
Special Mention	—	168	5,100	—	—	667	45	5,980
Substandard	—	—	—	—	—	62	—	62
Total Real estate construction	$21,227	$24,631	$12,819	$1,209	$298	$1,789	$6,131	$68,104
Performance Rated:
Residential mortgage
Performing	$14,786	$41,275	$39,943	$13,523	$13,876	$100,601	$72	$224,076
Nonperforming	—	—	—	—	—	427	—	427
Total Residential Mortgage	$14,786	$41,275	$39,943	$13,523	$13,876	$101,028	$72	$224,503
Home equity lines of credit
Performing	$—	$18	$34	$—	$12	$2,591	$75,621	$78,276
Nonperforming	—	—	—	—	—	—	91	91
Total Home equity lines of credit	$—	$18	$34	$—	$12	$2,591	$75,712	$78,367
Real estate construction
Performing	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Total Real estate construction	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Consumer
Performing	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Total Consumer	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Year-to-date gross charge-offs	$—	$4	$9	$—	$1	$7	$197	$218
Total Portfolio loans
Pass	$180,103	$206,385	$214,657	$190,822	$82,314	$365,320	$59,572	$1,299,173
Special Mention	2,182	5,795	8,393	6,977	2,621	15,985	4,713	46,666
Substandard	—	763	2,988	677	1,487	8,174	3,361	17,450
Performing	23,272	43,036	42,396	14,148	14,352	104,858	78,277	320,339
Nonperforming	—	—	—	—	—	427	91	518
Total Portfolio loans	$205,557	$255,979	$268,434	$212,624	$100,774	$494,764	$146,014	$1,684,146
Year-to-date gross charge-offs	$—	$42	$9	$—	$1	$107	$197	$356

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$136,158	$152,767	$130,994	$60,918	$65,856	$287,026	$13,636	$847,355
Special Mention	1,927	6,385	5,920	1,904	8,222	16,244	1,994	42,596
Substandard	—	—	—	1,530	704	6,524	—	8,758
Total Commercial real estate	$138,085	$159,152	$136,914	$64,352	$74,782	$309,794	$15,630	$898,709
Residential mortgage
Pass	$39,146	$27,612	$41,031	$14,758	$10,492	$27,274	$402	$160,715
Special Mention	588	82	593	397	826	2,457	62	5,005
Substandard	—	—	—	—	—	218	—	218
Total Residential Mortgage	$39,734	$27,694	$41,624	$15,155	$11,318	$29,949	$464	$165,938
Commercial and industrial
Pass	$12,319	$24,259	$34,830	$15,614	$13,922	$17,780	$25,147	$143,871
Special Mention	128	303	290	529	140	459	2,014	3,863
Substandard	7	135	499	91	9	1,597	2,272	4,610
Total Commercial and industrial	$12,454	$24,697	$35,619	$16,234	$14,071	$19,836	$29,433	$152,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110
Home equity lines of credit
Pass	$300	$99	$—	$—	$—	$131	$5,235	$5,765
Special Mention	—	—	—	—	—	—	727	727
Substandard	—	—	—	—	—	362	—	362
Total Home equity lines of credit	$300	$99	$—	$—	$—	$493	$5,962	$6,854
Real estate construction
Pass	$19,766	$39,758	$3,953	$1,160	$—	$2,604	$8,003	$75,244
Special Mention	—	465	—	92	—	725	—	1,282
Substandard	—	—	—	—	—	69	—	69
Total Real estate construction	$19,766	$40,223	$3,953	$1,252	$—	$3,398	$8,003	$76,595
Performance Rated:
Residential mortgage
Performing	$33,884	$45,221	$14,878	$16,184	$9,059	$108,021	$156	$227,403
Nonperforming	—	—	—	—	—	848	—	848
Total Residential Mortgage	$33,884	$45,221	$14,878	$16,184	$9,059	$108,869	$156	$228,251
Home equity lines of credit
Performing	$23	$38	$—	$13	$94	$4,742	$77,745	$82,655
Nonperforming	—	—	—	—	—	92	562	654
Total Home equity lines of credit	$23	$38	$—	$13	$94	$4,834	$78,307	$83,309
Real estate construction
Performing	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Total Real estate construction	$5,571	$753	$175	$210	$170	$867	$—	$7,746
Consumer
Performing	$2,351	$2,685	$778	$522	$271	$1,085	$2,259	$9,951
Nonperforming	—	—	—	—	—	—	3	3
Total Consumer	$2,351	$2,685	$778	$522	$271	$1,085	$2,262	$9,954
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$78	$67	$396
Total Portfolio loans
Pass	$207,689	$244,495	$210,808	$92,450	$90,270	$334,815	$52,423	$1,232,950
Special Mention	2,643	7,235	6,803	2,922	9,188	19,885	4,797	53,473
Substandard	7	135	499	1,621	713	8,770	2,272	14,017
Performing	41,829	48,697	15,831	16,929	9,594	114,715	80,160	327,755
Nonperforming	—	—	—	—	—	940	565	1,505
Total Portfolio loans	$252,168	$300,562	$233,941	$113,922	$109,765	$479,125	$140,217	$1,629,700
Year-to-date gross charge-offs	$48	$83	$42	$55	$23	$188	$67	$506
In 2024, the Corporation revised estimates utilized as input assumptions within the CECL model calculation. These estimates, which were based on more current information available during 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for a $2.4 million and $326 thousand reversal of the provisions for credit losses and for unfunded commitments, respectively, for the year ended December 31, 2024.

The following table presents the ACL by loan portfolio segment for the years ended 2024, 2023 and 2022:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Unallocated	Total
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
Charge-offs	—	—	(138)	—	—	(218)	—	(356)
Recoveries	—	—	26	—	—	78	—	104
(Reversal of) provisions	(1,432)	(327)	(520)	(103)	(152)	97	—	(2,437)
Ending balance - December 31, 2024	$10,578	$2,976	$1,416	$294	$1,918	$98	$—	$17,280

Beginning balance - January 1, 2023	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
Impact of CECL adoption	1,106	297	(762)	17	1,347	(142)	(245)	1,618
Charge-offs	—	—	(110)	—	—	(396)	—	(506)
Recoveries	—	—	64	—	—	72	—	136
Provisions (reversal of)	888	(23)	8	33	(277)	231	—	860
Ending balance - December 31, 2023	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969

Beginning balance - January 1, 2022	$10,716	$3,235	$3,176	$501	$616	$408	$381	$19,033
Charge-offs	(831)	(3)	(238)	(33)	—	(181)	—	(1,286)
Recoveries	—	5	58	22	—	29	—	114
Provisions (reversal of)	131	(208)	(148)	(143)	384	120	(136)	—
Ending balance - December 31, 2022	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
The ACL may include qualitative adjustments intended to capture the impact of uncertainties not reflected in the quantitative models. In determining qualitative adjustments, management considers current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.

NOTE 5 — PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31:

(In thousands)	2024	2023
Land	$5,418	$5,418
Buildings and improvements	33,390	33,249
Furniture and equipment	14,717	14,813
Construction in process	74	81
Total premises and equipment	53,599	53,561
Accumulated depreciation	(28,145)	(27,278)
Premises and equipment, net	$25,454	$26,283
Depreciation expense, included in other noninterest expense on the Consolidated Statements of Income, was $1.8 million, $1.9 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 6 — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in two partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2024 and 2023, the carrying value of these investments was $877 thousand and $1.0 million, respectively.

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
The following ROU assets and lease liabilities are reported within the Consolidated Statements of Condition as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Operating Leases:
ROU assets	$2,663	$2,615
Lease liabilities	2,764	2,615
Weighted average remaining lease term	5.7 years	4.7 years
Weighted average discount rate	2.63%	5.61%
Supplemental cash flow information related to operating leases for the years ended December 31:

(In thousands)	2024	2023	2022
Operating cash flows from operating leases	$917	$924	$964
As of December 31, 2024, the Corporation did not have any significant additional operating or finance leases that had not yet commenced.
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2024:

Year	(In thousands)
2025	$712
2026	592
2027	469
2028	434
2029	294
Thereafter	488
Total minimum lease payments	2,989
Less: amount representing interest [1]	225
Present value of net minimum lease payments	$2,764
__________________________________________________
1Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $44.2 million as of both December 31, 2024 and 2023. Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on the Bank or ACNB Insurance Services from its most recent testing performed as of November 30, 2024 using the qualitative approach. There were no impairment losses or accumulated impairment losses associated with goodwill as of December 31, 2024 and 2023.

The carrying value and accumulated amortization of the intangible assets and core deposit intangibles are as follows:

	2024		2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
ACNB Insurance Services - amortized intangible assets	$16,331	$9,658	$16,331	$8,956
Core deposit intangibles	5,978	4,813	5,978	4,271
	$22,309	$14,471	$22,309	$13,227
Amortization expense was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table shows the amortization expense of the intangible assets for future periods:

Year	(In thousands)
2025	$1,115
2026	1,004
2027	857
2028	711
2029	646
Thereafter	3,505
$7,838

NOTE 9 — DEPOSITS
Deposits were comprised of the following as of December 31:

(In thousands)	2024	2023
Noninterest-bearing demand deposits	$451,503	$500,332
Interest-bearing demand deposits	505,096	524,289
Money market	251,667	264,907
Savings	311,207	340,134
Total demand and savings	1,519,473	1,629,662
Time	273,028	232,151
Total deposits	$1,792,501	$1,861,813
Time deposits include brokered deposits totaling $24.1 million at December 31, 2024 and none at December 31, 2023.
Scheduled maturities of time certificates of deposit at December 31, 2024, were as follows (in thousands):

	Time Deposits
Year	Less than $250,000	$250,000 or more
2025	$194,777	$40,592
2026	24,917	778
2027	7,585	—
2028	1,940	—
2029	2,436	—
Thereafter	3	—
Total time deposits	$231,658	$41,370

NOTE 10 — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$15,826	0.23%	$26,882	0.15%
FHLB advance	—	—	30,000	5.64
Total	$15,826	0.23%	$56,882	3.05%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans, which consist of 1-4 family mortgage loans and other real estate secured loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $10.6 million at December 31, 2024. The Bank also has unsecured lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2024 and 2023. The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank and the Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank for ACNB Insurance Services. There were no advances on these lines at December 31, 2024 and 2023.
A summary of long-term borrowings and their weighted-average contractual rates as of December 31 is as follows:

	2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$80,000	4.71%
2027	90,000	4.55	60,000	4.64
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	—	—
Trust preferred subordinated debt [1]	5,333	6.25	5,292	7.28
Subordinated debt	15,000	4.00	15,000	4.00
	$255,333	4.52%	$195,292	4.62%
________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances are collateralized by the assets defined in the security agreement, which included loans totaling $1.33 billion, and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $926.5 million, of which $690.4 million was available at December 31, 2024.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 basis points over three-month CME Term SOFR plus applicable tenor spread adjustment. On December 16, 2024 the most recent interest rate reset date, the interest rate was adjusted to 6.25% for the period ending March 16, 2025. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets measured at fair value and the basis of measurement used at December 31:

		2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	143,193	—	143,193
Collateralized mortgage obligations		—	35,654	—	35,654
Residential mortgage-backed securities		—	138,540	—	138,540
Commercial mortgage-backed securities		—	60,785	—	60,785
Corporate bonds		—	15,803	—	15,803
Total AFS Investment Securities	Recurring	$—	$393,975	$—	$393,975
Loans held for sale	Recurring	—	426	—	426
Individually evaluated loans	Non-recurring	—	—	1,690	1,690
Foreclosed assets held for resale	Non-recurring	—	—	438	438

		2023
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$928	$—	$—	$928
AFS Investment Securities:
U.S. Government and agencies		—	156,795	—	156,795
Collateralized mortgage obligations		—	41,084	—	41,084
Residential mortgage-backed securities		—	158,830	—	158,830
Commercial mortgage-backed securities		—	65,290	—	65,290
Corporate bonds		—	29,694	—	29,694
Total AFS Investment Securities	Recurring	$—	$451,693	$—	$451,693
Loans held for sale	Recurring	—	280	—	280
Individually evaluated loans	Non-recurring	—	—	242	242
Foreclosed assets held for resale	Non-recurring	—	—	467	467
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Statement of Condition, with realized and unrealized gains and losses reported in noninterest income on the Consolidated Statements of Income.
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
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value utilizing Level 2 measurements. Fair values as of December 31, 2024 and 2023, were measured as the price that secondary market investors were offering for loans with similar characteristics. See “Note 1 - Summary of Significant Accounting Policies” for details related to the Corporation’s election to measure assets and liabilities at fair value.
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value as of December 31:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique[1]	Unobservable Input[2]	Range	Weighted Average
2024
Individually evaluated loans	$1,690	Appraisal of collateral	Appraisal adjustments	16%-100%	47%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17%-53%	50%

2023
Individually evaluated loans	$242	Appraisal of collateral	Appraisal adjustments	33%-100%	94%
Foreclosed assets held for resale	467	Appraisal of collateral	Appraisal adjustments	56%	56%
__________________________________________________
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments as of December 31:

	2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,352	$16,352	$16,352	$—	$—
Interest-bearing deposits with banks	30,910	30,910	30,910	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities available for sale	393,975	393,975	—	393,975	—
Investment securities held to maturity	64,578	56,924	—	56,924	—
Loans held for sale	426	426	—	426	—
Loans, net	1,665,630	1,635,351	—	—	1,635,351
Accrued interest receivable	8,189	8,189	—	8,189	—
Restricted investment in bank stocks	10,853	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money markets	1,519,473	1,269,889	—	1,269,889	—
Time deposits	273,028	267,336	—	267,336	—
Securities sold under repurchase agreements	15,826	16,435	—	16,435	—
FHLB Advances	235,000	235,290	—	235,290	—
Trust preferred and subordinated debt	20,333	18,420	—	18,420	—
Accrued interest payable	1,551	1,551	—	1,551	—

	2023
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,442	$21,442	$7,063	$14,379	$—
Interest-bearing deposits with banks	44,516	44,516	44,516	—	—
Equity securities with readily determinable fair values	928	928	928	—	—
Investment securities available for sale	451,693	451,693	—	451,693	—
Investment securities held to maturity	64,600	59,057	—	59,057	—
Loans held for sale	280	280	—	280	—
Loans, net	1,608,019	1,562,703	—	—	1,562,703
Accrued interest receivable	8,080	8,080	—	8,080	—
Restricted investment in bank stocks	9,677	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money markets	1,629,662	1,391,709	—	1,391,709	—
Time deposits	232,151	221,770	—	221,770	—
Securities sold under repurchase agreements	26,882	23,666	—	23,666	—
Long-term FHLB advances	205,000	206,950	—	206,950	—
Trust preferred and subordinated debt	20,292	16,992	—	16,992	—
Accrued interest payable	794	794	—	794	—

NOTE 12 — RETIREMENT PLANS
Defined-Contribution 401(k) Retirement Plans
The Bank maintains a 401(k) retirement plan for the benefit of eligible employees. The plan allows employees to contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides for the Bank to match 100% of the employee’s contribution to the plan up to 3% of the employee’s compensation, plus 50% the employee’s contribution to the plan on the next 2% of the employee’s compensation. Matching contributions vest immediately to the employee. Bank contributions to the plan were $1.1 million, $999 thousand and $901 thousand for 2024, 2023 and 2022, respectively, and were included as a component of salaries and employee benefits expense.
ACNB Insurance Services has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. ACNB Insurance Services contributions to the plan for 2024, 2023 and 2022 were $202 thousand, $183 thousand and $157 thousand, respectively, and were included as a component of salaries and employee benefits expense.
Nonqualified Compensation Plans
The Bank maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2024 and 2023, totaled $5.1 million and $4.5 million, respectively. The annual expense included in salaries and employee benefits expense totaled $946 thousand, $953 thousand and $628 thousand during the years ended December 31, 2024, 2023 and 2022, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.
Defined Benefit Pension Plan
The Bank has a non-contributory, defined benefit pension plan. No employee hired after March 31, 2012 is eligible to participate in the plan. Retirement benefits are a function of both years of service and compensation. As of the last annual census, the Bank had a combined 331 active, vested terminated and retired persons in the plan. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth by ERISA. The Bank uses a measurement date of December 31 for this plan.
The following table summarized the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

(In thousands)	2024	2023
Change in benefit obligation:
Projected Benefit obligation at beginning of year	$31,494	$30,226
Service cost	428	495
Interest cost	1,494	1,493
Actuarial (gain) loss	(1,544)	983
Benefits paid	(1,830)	(1,703)
Projected benefit obligation at end of year	30,042	31,494
Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	46,427	43,119
Actual return on plan assets	1,806	5,011
Benefits paid	(1,830)	(1,703)
Fair value of plan assets at end of year	46,403	46,427
Funded Status, included in other assets	$16,361	$14,933
The amounts recognized in accumulated other comprehensive income (loss) are as follows:

(In thousands)	2024	2023	2022
Total net actuarial loss (pre-tax)	$4,539	$5,120	$6,887

For the years ended December 31, 2024 and 2023, the assumptions used to determine the benefit obligation are as follows:

	2024	2023
Discount rate	5.50%	4.90%
Rate of compensation increase	3.50%	3.50%
The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan are as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Components of net periodic benefit cost (income):
Service cost	$428	$495	$777
Interest cost	1,494	1,493	1,052
Expected return on plan assets	(2,848)	(2,653)	(3,136)
Recognized net actuarial loss	78	392	407
Net Periodic Benefit Income	(848)	(273)	(900)
Net gain	(503)	(1,375)	(491)
Amortization of net loss	(78)	(392)	(407)
Total recognized in other comprehensive income (loss)	(581)	(1,767)	(898)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$(1,429)	$(2,040)	$(1,798)
The assumptions used to determine the net periodic benefit cost (income) are as follows for the years ended December 31:

	2024	2023	2022
Discount rate	4.90%	5.10%	2.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%	3.50%
For the year ended December 31, 2024 the mortality assumption was updated to reflect the most recently published mortality information. Estimated future benefit payments are as follows:

Year	(In thousands)
2025	$2,080
2026	2,110
2027	2,090
2028	2,100
2029	2,120
2030-2034	11,040
The Corporation’s overall investment strategy is to achieve a mix of investments to meet the long-term rate of return assumption and near-term pension obligations with a diversification of asset types, fund strategies and fund managers. The mix of investments is adjusted periodically by retaining an advisory firm to recommend appropriate allocations after reviewing the Corporation’s risk tolerance on contribution levels, funded status and plan expense, and any applicable regulatory requirements. The weighted-average assets’ allocation in the following table represents the Corporation’s conclusion on the appropriate mix of investments. The specific investment vehicles are institutional separate accounts from a variety of fund managers which are regularly reviewed by the Corporation for acceptable performance.

The Corporation’s pension plan weighted-average assets’ allocations at December 31, 2024 and 2023, are as follows:

	2024	2023
Equity securities	42%	43%
Debt securities	55	54
Real property	3	3
	100%	100%
Equity securities consisted of $3.6 million of the Corporation’s common stock, or 8% of total plan assets, and $3.9 million, or 8% of total plan assets, at December 31, 2024 and 2023, respectively.
Fair value measurements were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024
Equity securities	$19,286	$3,565	$15,721	$—
Debt securities	25,730	—	25,730	—
Real estate	1,387	—	1,387	—
Total	$46,403	$3,565	$42,838	$—

December 31, 2023
Equity securities	$20,123	$3,876	$16,247	$—
Debt securities	24,891	—	24,891	—
Real estate	1,413	—	1,413	—
Total	$46,427	$3,876	$42,551	$—
NOTE 13 — INCOME TAXES
The components of income tax expense were as follows:

(In thousands)	2024	2023	2022
Current:
Federal	$6,780	$7,924	$7,461
State	1,014	755	1,259
Total	7,794	8,679	8,720
Deferred:
Federal	806	(534)	592
State	(27)	16	(113)
Total	779	(518)	479
Provision for income taxes	$8,573	$8,161	$9,199
The differences between the ETR and the federal statutory income tax rate are as follows:

	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9	1.5	1.8
Tax-exempt income	(1.0)	(1.3)	(1.1)
Earnings on investment in bank-owned life insurance	(1.0)	(1.0)	(0.7)
Tax credit benefits	—	—	(0.6)
Nondeductible merger-related costs	0.7	—	—
Other	(0.4)	0.3	0.1
Effective income tax rate	21.2%	20.5%	20.5%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

(In thousands)	2024	2023
Deferred tax assets:
Investment securities available for sale	$11,178	$12,052
Allowance for credit losses	3,909	4,533
Accrued deferred compensation	1,436	1,166
Deferred director fees	1,153	1,097
Defined benefit pension plan	1,031	1,162
Other	837	783
Lease liability	592	742
Allowance for unfunded commitments	315	390
Nonaccrual interest	246	740
Accumulated depreciation	59	3
Total gross deferred tax assets	20,756	22,668
Deferred tax liabilities:
Prepaid defined benefit pension plan cost	4,729	4,552
Goodwill and intangible assets, net	1,449	1,439
Right of use asset	592	742
Prepaid expenses	50	67
Purchase accounting	25	25
Deferred loan fees	(46)	57
Total gross deferred tax liabilities	6,799	6,882
Net deferred tax asset	$13,957	$15,786
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Corporation did not have any material uncertain tax positions at December 31, 2024 or 2023. The Corporation’s policy is to recognize interest and penalties as a discrete item in income tax expense in the Consolidated Statements of Income.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states for which income is derived. The Corporation is no longer subject to examination by taxing authorities for years before 2020.
NOTE 14 — REGULATORY MATTERS
Regulatory Capital Requirements
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain OBS items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
Management believes, as of December 31, 2024, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. There are no subsequent conditions or events that management believes have changed the Bank’s category.
The actual and required regulatory capital levels, leverage ratios and risk-based capital ratios as of December 31:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions [2]
(Dollars in thousands)	Amount	Ratio	Amount [1]	Ratio [1]	Amount	Ratio
CORPORATION
2024
Tier 1 Leverage Capital (to average assets)	$303,105	12.52%	$96,871	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	297,772	16.27	82,343	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	303,105	16.56	109,791	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	335,949	18.36	146,388	8.0	N/A	N/A
2023
Tier 1 Leverage Capital (to average assets)	$280,135	11.57%	$96,822	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	274,844	15.16	81,562	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	280,135	15.46	108,749	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	315,564	17.41	144,999	8.0	N/A	N/A
ACNB BANK
2024
Tier 1 Leverage Capital (to average assets)	$290,567	12.03%	$96,652	4.0%	$120,815	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	290,567	16.03	81,565	4.5	117,816	6.5
Tier 1 Capital (to risk-weighted assets)	290,567	16.03	108,753	6.0	145,005	8.0
Total Capital (to risk-weighted assets)	308,412	17.02	145,005	8.0	181,256	10.0
2023
Tier 1 Leverage Capital (to average assets)	$268,314	11.12%	$96,494	4.0%	$120,618	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	268,314	14.86	81,260	4.5	117,375	6.5
Tier 1 Capital (to risk-weighted assets)	268,314	14.86	108,346	6.0	144,462	8.0
Total Capital (to risk-weighted assets)	288,742	15.99	144,462	8.0	180,577	10.0
__________________________________________________
1 Amounts and ratios do not include capital conservation buffer.
2 N/A - Not applicable as “well capitalized” applies only to banks.
Dividend Restrictions
Dividend payments by the Bank to the Corporation are subject to certain legal and regulatory limitations. As of December 31, 2024 $51.9 million of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Commitments
The Corporation is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit (typically mortgages and commercial loans) and, to a lesser extent, standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statements of Condition.
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at December 31, 2024 and 2023.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

(In thousands)	2024	2023
Commitments to extend credit	$372,839	$403,300
Standby letters of credit	15,103	21,029
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

	Years Ended December 31,
	2024	2023	2022
Weighted average shares outstanding (basic)	8,503,473	8,507,803	8,623,012
Dilutive effect of unvested shares	33,492	28,322	—
Weighted average shares outstanding (diluted)	8,536,965	8,536,125	8,623,012
Per share:
Basic	$3.75	$3.72	$4.15
Diluted	3.73	3.71	4.15
There were no antidilutive instruments at December 31, 2024, 2023 and 2022.

NOTE 17 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
Other comprehensive income includes unrealized gains and losses on investment securities AFS and unrealized gains and losses on changes in funded status of the pension plan which are also recognized as separate components of equity. The components of the accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(3,474)	$(6,071)	$(9,545)
Unrealized losses on AFS securities, net of income tax	(50,192)	—	(50,192)
Realized losses on securities, net of income tax	193	—	193
Amortization of unrealized losses on securities transferred to HTM, net of income tax	739	—	739
Amortization of pension net loss, net of income tax	—	317	317
Unrecognized pension net gain, net of income tax	—	476	476
Net current period other comprehensive (loss) income	$(49,260)	$793	$(48,467)
Balance at December 31, 2022	$(52,734)	$(5,278)	$(58,012)
Unrealized gain on AFS securities, net of income tax	6,814	—	6,814
Realized losses on securities, net of income tax	4,052	—	4,052
Amortization of unrealized losses on securities transferred to HTM, net of income tax	916	—	916
Amortization of pension net loss, net of income tax	—	258	258
Unrecognized pension net gain, net of income tax	—	1,063	1,063
Net current period other comprehensive income	$11,782	$1,321	$13,103
Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized gain on AFS securities, net of income tax	1,992	—	1,992
Realized gains on securities, net of income tax	(53)	—	(53)
Amortization of unrealized losses on securities transferred to HTM, net of income tax	853	—	853
Amortization of pension net loss, net of income tax	—	60	60
Unrecognized pension net gain, net of income tax	—	389	389
Net current period other comprehensive income	$2,792	$449	$3,241
Balance at December 31, 2024	$(38,160)	$(3,508)	$(41,668)

Dividend Reinvestment Plan
In January 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During 2024, 2023 and 2022, 21,750, 20,361 and 20,908 shares, respectively, were issued under this plan with proceeds in the amount of $832 thousand, $721 thousand and $713 thousand, respectively. Proceeds are used for general corporate purposes.
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
As of December 31, 2024, 138,019 shares were issued under this plan, of which 38,438 were unvested. Plan expense is recognized over the vesting period of the stock issued and resulted in $1.3 million, $1.0 million and $729 thousand of compensation expense during the years ended December 31, 2024, 2023 and 2022, respectively.
Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 6,842 treasury shares purchased under this plan during the year ended December 31, 2024. As of December 31, 2024, 67,908 shares had been repurchased under this plan.

NOTE 18 — PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2024	2023
ASSETS
Cash	$19,826	$16,647
Investment in banking subsidiary	284,416	258,748
Investment in other subsidiaries	19,331	20,023
Securities and other assets	191	1,107
Receivable from banking subsidiary	63	1,355
Total Assets	$323,827	$297,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$20,333	$20,292
Other liabilities	221	127
Stockholders’ equity	303,273	277,461
Total Liabilities and Stockholders’ Equity	$323,827	$297,880

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2024	2023	2022
Dividends from banking subsidiary	$10,713	$9,702	$9,117
Net (loss) gain on sales of securities	—	(7)	13
Other Income	31	41	519
	10,744	9,736	9,649
Expenses	2,859	1,934	1,653
	7,885	7,802	7,996
Income tax benefit	426	413	516
	8,311	8,215	8,512
Equity in undistributed earnings of subsidiaries	23,535	23,473	27,240
Net Income	$31,846	$31,688	$35,752
Comprehensive Income (Loss)	$35,087	$44,791	$(12,715)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,846	$31,688	$35,752
Equity in undistributed earnings of subsidiaries	(23,535)	(23,473)	(27,240)
Decrease (increase) in receivable from banking subsidiary	1,292	153	(311)
Gain on sale of equity securities	—	(7)	(13)
Mark-to-market gain on equity securities	—	—	177
Gain on sale of low-income housing partnership	—	—	(421)
Other	2,314	439	(308)
Net Cash Provided by Operating Activities	11,917	8,800	7,636
CASH FLOWS FROM INVESTING ACTIVITIES
Return on investment from subsidiary	1,800	—	13,000
Proceeds from sale of low-income housing partnership	—	—	421
Proceeds from sale of equity securities	—	592	811
Net Cash Used in Investing Activities	1,800	592	14,232
CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments on long-term borrowings	—	—	(2,700)
Dividends paid	(10,713)	(9,702)	(9,117)
Common stock repurchased	(249)	(2,027)	(6,681)
Common stock issued	424	721	1,442
Net Cash Used in Financing Activities	(10,538)	(11,008)	(17,056)
Net Increase (Decrease) in Cash and Cash Equivalents	3,179	(1,616)	4,812
CASH AND CASH EQUIVALENTS — BEGINNING	16,647	18,263	13,451
CASH AND CASH EQUIVALENTS — ENDING	$19,826	$16,647	$18,263

NOTE 19 — SEGMENT AND RELATED INFORMATION
The Corporation adopted the amendments of ASU 2023-07, “Segment Reporting (Topic 280)” related to annual disclosure requirements effective January 1, 2024. The Corporation’s reportable segments are determined by the ACNB Board of Directors. The reportable segments are determined by how operating decisions are made and performance is assessed. The CODM evaluates the financial performance of the various business components by evaluating revenue streams, significant expenses and budget to actual results in assessing the performance of the Corporation’s segments and in order to determine the allocation of resources. The ACNB Board of Directors has determined that the Corporation has two reporting segments, the Bank and ACNB Insurance Services and considers the President and CEO of ACNB Corporation to be the CODM of both reporting segments. Key measurements of performance in the banking segment are the net interest margin and the provision for credit losses, both which indicate the Bank’s ability to manage risk, and also the Bank’s ability to grow noninterest income and manage the largest noninterest expense, salaries and employee benefits. AIS Insurance Services is a subsidiary of the Corporation and is governed by its own Board of Directors. Key measurements of performance are revenues from commissions on insurance policies and the significant expense associated with those revenues are salaries and employee benefits. These two factors are significant in assessing the performance of the agency.

Reportable segment information and reconciliations to the consolidated financial information for the years ended December 31:

(In thousands)	Banking	Insurance	Other[1]	Total
2024
Interest income	$107,456	$4	$5	$107,465
Noninterest income	14,976	9,754	—	24,730
Total consolidated revenues				132,195
Interest expense	22,803	—	1,051	23,854
Reversal of credit losses and unfunded commitments	(2,763)	—	—	(2,763)
Depreciation and amortization expense	2,246	787	—	3,033
Salaries and employee benefits	36,670	5,869	390	42,929
Other noninterest expense[2]	21,758	1,574	1,391	24,723
Income before income taxes	41,718	1,528	(2,827)	40,419
Provision for income taxes	8,579	420	(426)	8,573
Net income (loss)	$33,139	$1,108	$(2,401)	$31,846
Total assets	$2,377,180	$22,026	$(4,376)	$2,394,830
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$929	$31	$—	$960
2023
Interest income	$96,600	$3	$37	$96,640
Noninterest income	9,133	9,319	(7)	18,445
Total consolidated revenues				115,085
Interest expense	7,268	—	1,052	8,320
Provision for credit losses and unfunded commitments	844	—	—	844
Depreciation and amortization expense	2,515	847	—	3,362
Salaries and employee benefits	35,322	5,609	—	40,931
Other noninterest expense[2]	19,736	1,165	878	21,779
Income before income taxes	40,048	1,701	(1,900)	39,849
Provision for income taxes	8,139	435	(413)	8,161
Net income (loss)	$31,909	$1,266	$(1,487)	$31,688
Total assets	$2,397,992	$23,187	$(2,332)	$2,418,847
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$424	$744	$—	$1,168
2022
Interest income	$86,952	$2	$95	$87,049
Noninterest income	13,242	8,307	258	21,807
Total consolidated revenues				108,856
Interest expense	2,672	35	917	3,624
Depreciation and amortization expense	2,995	801	—	3,796
Salaries and employee benefits	30,941	5,038	—	35,979
Other noninterest expense[2]	18,826	1,123	557	20,506
Income before income taxes	44,760	1,312	(1,121)	44,951
Provision for income taxes	9,353	362	(516)	9,199
Net income (loss)	$35,407	$950	$(605)	$35,752
Total assets	$2,487,272	$21,414	$16,821	$2,525,507
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$1,783	$28	$—	$1,811
__________________________________________________
1 Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2 Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses. Other noninterest expense for Insurance includes equipment, net occupancy and professional services expenses.

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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024. The Corporation believes that the accompanying Consolidated Financial Statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes made to the Corporation’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The Board of Directors of ACNB, through its Audit Committee, meets regularly with management, internal auditors and the independent registered public accounting firm. The Audit Committee provides oversight to ACNB by reviewing audit plans and results, and evaluates management’s actions for internal control, accounting and financial reporting matters. The internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee to discuss the results of their examinations.
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2024, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).
ACNB’s independent registered public accounting firm, which audited the Consolidated Financial Statements included in this annual report, has issued an attestation report on ACNB’s internal control over financial reporting as of December 31, 2024 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

/s/ JAMES P. HELT	/s/ JASON H. WEBER
James P. Helt President & Chief Executive Officer	Jason H. Weber Executive Vice President/Treasurer & Chief Financial Officer

ITEM 9B—OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation and its subsidiaries”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report”, “Delinquent Section 16(a) Reports” and “Insider Trading Policies and Procedures” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2025 Annual Meeting of Stockholders, which pages are incorporated herein by reference.
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

ITEM 11—EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Director Compensation,” “Executive Compensation”, “Potential Payments Upon Termination or Change In Control” and “Pay versus Performance table” in ACNB Corporation’s 2025 definitive Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2025 definitive Proxy Statement which the Corporation intends to file with the SEC not later than 120 days after the end of the 2024 fiscal year.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	436,036
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	436,036
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2025 definitive Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2025 definitive Proxy Statement.

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

Exhibit 2.4
Agreement and Plan of Reorganization by and among ACNB Corporation, ACNB South Acquisition Subsidiary, LLC, ACNB Bank, Traditions Bancorp, Inc. and Traditions Bank dated as of July 23, 2024. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-282412 on Form S-4, filed with the Commission on October 23, 2024.) Schedules are omitted; the Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

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

Exhibit 10.32	Employment Agreement by and between ACNB Corporation, ACNB Bank and Brett D. Fulk dated as of September 6, 2022.

Exhibit 10.33	Salary Continuation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022.

Exhibit 10.34	Deferred Compensation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022.

Exhibit 19	Insider Trading Policy

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Crowe LLP

Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 97
Excess Incentive Compensation Recovery Policy Statement. (Incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

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

ACNB CORPORATION	March 14, 2025
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2025, by the following persons in the capacities indicated.

/s/ JASON H. WEBER	/s/ JAMES P. HELT
Jason H. Weber Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	James P. Helt Director and President & Chief Executive Officer
/s/ ELIZABETH F. CARSON	/s/ JAMES J. LOTT
Elizabeth F. Carson Director	James J. Lott Director
/s/ KIMBERLY S. CHANEY	/s/ DONNA M. NEWELL
Kimberly S. Chaney Director	Donna M. Newell Director
/s/ ALEXANDRA C. CHIARUTTINI	/s/ JOHN M. POLLI
Alexandra C. Chiaruttini Director	John M. Polli Director
/s/ EUGENE J. DRAGANOSKY	/s/ DANIEL W. POTTS
Eugene J. Draganosky Director	Daniel W. Potts Director
/s/ FRANK ELSNER, III	/s/ D. ARTHUR SEIBEL, JR.
Frank Elsner, III Director	D. Arthur Seibel, Jr. Director
/s/ TODD L. HERRING	/s/ ALAN J. STOCK
Todd L. Herring Director and Vice Chairman of the Board	Alan J. Stock Director and Chairman of the Board
/s/ SCOTT L. KELLEY
Scott L. Kelley Director