Form 10-Q
period 2025-03-31
ACNB CORP
filed 2025-05-09
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s Common Stock outstanding on May 1, 2025, was 10,473,686.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CECL	Current Expected Credit Loss
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
Market Area	Southcentral Pennsylvania and Northern Maryland
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
PCD	Purchased credit-deteriorated
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$23,422	$16,352
Interest-bearing deposits with banks	100,141	30,910
Total Cash and Cash Equivalents	123,563	47,262
Equity securities with readily determinable fair values	933	919
Investment securities available for sale, at estimated fair value	455,819	393,975
Investment securities held to maturity, at amortized cost (fair value $56,219, $56,924)	64,554	64,578
Loans held for sale	21,413	426
Total loans, net of unearned income	2,322,209	1,682,910
Less: Allowance for credit losses	(24,646)	(17,280)
Loans, net	2,297,563	1,665,630
Premises and equipment, net	32,398	25,454
Right of use asset	5,440	2,663
Restricted investment in bank stocks	13,560	10,853
Investment in bank-owned life insurance	98,814	81,850
Investments in low-income housing partnerships	846	877
Goodwill	64,449	44,185
Intangible assets, net	25,835	7,838
Foreclosed assets held for resale	438	438
Other assets	64,416	47,882
Total Assets	$3,270,041	$2,394,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$562,700	$451,503
Interest-bearing	1,977,309	1,340,998
Total Deposits	2,540,009	1,792,501
Short-term borrowings	44,188	15,826
Long-term borrowings	255,343	255,333
Lease liability	5,790	2,764
Allowance for unfunded commitments	1,883	1,394
Other liabilities	35,945	23,739
Total Liabilities	2,883,158	2,091,557

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 11,011,051 and 8,945,293 shares issued; 10,543,671 and 8,553,785 shares outstanding at March 31, 2025 and December 31, 2024, respectively	27,521	22,357
Treasury stock, at cost 467,380 and 391,508 shares at March 31, 2025 and December 31, 2024, respectively	(14,309)	(11,203)
Additional paid-in capital	178,011	99,163
Retained earnings	230,978	234,624
Accumulated other comprehensive loss	(35,318)	(41,668)
Total Stockholders’ Equity	386,883	303,273
Total Liabilities and Stockholders’ Equity	$3,270,041	$2,394,830
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
	Three Months Ended March 31,
(Dollars in thousands, except share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$31,676	$21,470
Tax-exempt	292	319
Investment Securities:
Taxable	2,902	2,911
Tax-exempt	288	284
Dividends	340	240
Other	792	750
Total Interest and Dividend Income	36,290	25,974
INTEREST EXPENSE
Deposits	5,996	2,160
Short-term borrowings	294	339
Long-term borrowings	2,910	2,882
Total Interest Expense	9,200	5,381
Net Interest Income	27,090	20,593
Provision for credit losses	5,968	223
Reversal of provision for unfunded commitments	(480)	(151)
Net Interest Income after Provisions for (Reversal of) Credit Losses and Unfunded Commitments	21,602	20,521
NONINTEREST INCOME
Insurance commissions	2,147	2,115
Service charges on deposits	1,094	991
Wealth management	1,060	962
Gain from mortgage loans held for sale	855	48
ATM debit card charges	831	819
Earnings on investment in bank-owned life insurance	580	477
Gain on life insurance proceeds	254	—
Net gains on sales or calls of investment securities	—	69
Net gains (losses) on equity securities	14	(10)
Other	349	196
Total Noninterest Income	7,184	5,667
NONINTEREST EXPENSES
Salaries and employee benefits	12,861	11,168
Equipment	2,280	1,729
Net occupancy	1,442	1,130
Professional services	577	616
Other tax	527	370
FDIC and regulatory	401	375
Intangible assets amortization	857	321
Merger-related	8,031	—
Other	2,359	1,953
Total Noninterest Expenses	29,335	17,662
(Loss) Income Before Income Taxes	(549)	8,526
Income tax (benefit) expense	(277)	1,758
Net (Loss) Income	$(272)	$6,768
PER SHARE DATA
Basic (loss) earnings	$(0.03)	$0.80
Diluted (loss) earnings	$(0.03)	$0.80
Weighted average shares basic	9,806,299	8,493,104
Weighted average shares diluted	9,823,475	8,511,648
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
NET (LOSS) INCOME	$(272)	$6,768

OTHER COMPREHENSIVE INCOME (LOSS)
INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $1,800 and $(644), respectively	6,157	(2,198)
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax expense of $0 and $16, respectively	—	53
Total unrealized gain (loss) on AFS investment securities	6,157	(2,145)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $56 and $63, respectively	193	215
PENSION
Amortization of pension net loss, net of income tax expense of $0 and $4, respectively	—	15
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6,350	(1,915)
TOTAL COMPREHENSIVE INCOME	$6,078	$4,853

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2025 and 2024

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2025	8,553,785	$22,357	$(11,203)	$99,163	$234,624	$(41,668)	$303,273
Net loss	—	—	—	—	(272)	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	—	6,350	6,350
Issuance of common stock to acquire Traditions	2,035,246	5,088	—	78,561	—	—	83,649
Common stock shares issued	6,470	16	—	251	—	—	267
Repurchased shares	(75,872)	—	(3,106)	—	—	—	(3,106)
Restricted stock grants, net of forfeitures and withheld for taxes	24,042	60	—	(576)	—	—	(516)
Compensation expense for restricted shares	—	—	—	612	—	—	612
Cash dividends declared ($0.32 per share)	—	—	—	—	(3,374)	—	(3,374)
BALANCE – March 31, 2025	10,543,671	$27,521	$(14,309)	$178,011	$230,978	$(35,318)	$386,883

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2024	8,511,453	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,915)	(1,915)
Common stock shares issued	4,898	13	—	161	—	—	174
Repurchased shares	(4,200)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes	27,424	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	8,539,575	$22,315	$(11,101)	$97,818	$217,712	$(46,824)	$279,920

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(272)	$6,768
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sales of loans originated for sale	(855)	(48)
Earnings on investment in bank-owned life insurance	(580)	(477)
Gain on life insurance proceeds	(254)	—
Gain on sales or calls of securities	—	(69)
(Gain) loss on equity securities	(14)	10
Restricted stock compensation expense	612	534
Depreciation and amortization	1,445	766
Provision for credit losses and unfunded commitments	5,488	72
Net amortization of investment securities premiums	385	414
Increase in interest receivable	(615)	(60)
Increase in interest payable	69	682
Mortgage loans originated for sale	(26,749)	(1,820)
Proceeds from sales of loans originated for sale	19,129	2,060
(Increase) decrease in other assets	(2,771)	3,589
Decrease (increase) in deferred tax asset	798	(222)
Increase (decrease) in other liabilities	4,113	(1,381)
Net Cash (Used in) Provided by Operating Activities	(71)	10,818
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	171	184
Proceeds from calls/maturities of investment securities available for sale	6,668	9,225
Proceeds from sales of investment securities available for sale	97,883	14,336
Purchase of investment securities available for sale	(61,055)	—
Redemption (purchase) of restricted investment in bank stocks	616	(1,200)
Net decrease (increase) in loans	9,097	(37,012)
Net cash and cash equivalents received from acquisition	36,206	—
Capital expenditures	(659)	(78)
Net Cash Provided by (Used in) Investing Activities	88,927	(14,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	825	(749)
Net increase (decrease) in interest-bearing deposits	5,175	(25,840)
Net increase (decrease) in short-term borrowings	28,362	(39,579)
Proceeds from long-term borrowings	—	60,000
Repayments on long-term borrowings	(40,188)	—
Dividends paid	(3,374)	(2,547)
Common stock repurchased	(3,106)	(147)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	(249)	(234)
Net Cash Used In Financing Activities	(12,555)	(9,096)
Net Increase (Decrease) in Cash and Cash Equivalents	76,301	(12,823)
CASH AND CASH EQUIVALENTS — BEGINNING	47,262	65,958
CASH AND CASH EQUIVALENTS — ENDING	$123,563	$53,135
Supplemental disclosures of cash flow information
Cash paid for interest	$7,718	$5,321
Cash paid for income taxes	6	—
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$183	$—
Recognition of operating lease liabilities	183	—
Transactions related to acquisition:
Increase in assets and liabilities:
Net assets acquired	$877,557	$—
Liabilities assumed	793,908	—
Common shares issued	83,649	—
 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –    Basis of Presentation and Nature of Operations
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, wealth management, mortgage and insurance services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 33 community banking offices, including 24 community banking office locations in Adams, Cumberland, Franklin, Lancaster and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There is also a loan production office in Hunt Valley, Maryland.
Recent Acquisition
Effective February 1, 2025, ACNB closed the acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. Traditions Bank operated eight community banking offices in South Central Pennsylvania which were included in the Acquisition. In April 2025, ACNB closed two of the eight Traditions Bank branches.
ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three month periods ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2024 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2025 with the exception of the following modifications or additions:
Loans Held for Sale
The Corporation previously elected to measure loans originated and intended for sale in the secondary market at the lower of aggregate cost or fair value. Net unrealized losses were recognized through a valuation allowance by charges to income. During the first quarter of 2025, management made the decision to measure loans held for sale at fair value to more appropriately reflect the performance of its entire mortgage banking activities in its Consolidated Financial Statements. The impact of the change in accounting policy for prior periods presented was deemed to be immaterial. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the header “Derivative Financial Instruments and Hedging Activities” below and in Note 9, “Derivative Financial Instruments.” Changes in the fair value of loans held for sale and derivative financial instruments related to mortgage banking during the period are recorded as components of gain from mortgage loans held for sale on the Consolidated Statements of (Loss) Income. Interest income earned on mortgage loans held for sale is classified within interest income on the Consolidated Statements of (Loss) Income.
Derivative Instruments and Hedging Activities
FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Corporation’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
The Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Corporation may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Corporation elects not to apply hedge accounting.
Acquisition Accounting
The Corporation accounts for its mergers and acquisitions using the acquisition method of accounting, in accordance with the provisions of ASC 805 - Business Combinations. Under ASC 805, assets acquired and liabilities assumed in a business combination are at acquisition date fair value and transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of operations from the Acquisition date. In accordance with business combination accounting guidance, the Company's review of the fair values of the assets and liabilities acquired is ongoing, with management evaluating these fair values for up to one year following the Acquisition date. Adjustments would be recorded to goodwill in the period in which they were determined.
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
Note 2 – Business Combination
Effective February 1, 2025, ACNB Corporation completed its acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. In connection with the close of the Acquisition, Traditions stockholders received 0.7300 shares of ACNB Corporation common stock for each share of Traditions common stock that they owned as of the closing date, with cash paid in lieu of fractional shares. ACNB issued 2,035,246 shares of its common stock, and cash in exchange for fractional shares based on $41.10 per whole share of ACNB common stock. The transaction is valued at $83.8 million.

Traditions’ results of operations were included in the ACNB’s results of operations beginning on February 1, 2025. Net interest income and income before income taxes for Traditions were estimated to be $5.9 million and $2.1 million, respectively, since the date of acquisition through March 31, 2025 and is included in the Corporation’s Consolidated Statements of (Loss) Income. ACNB’s financial results for any periods ended prior to February 1, 2025 reflect ACNB on a standalone basis. As a result, ACNB’s financial results for the three months ended March 31, 2025 may not be directly comparable to prior reported periods. Merger-related costs totaled $8.0 million for the three months ended March 31, 2025.
The acquisition method of accounting, in accordance with the provisions of FASB ASC Topic 805, Business Combinations, was used to account for the Acquisition. ACNB recorded the assets and liabilities of Traditions at their respective fair values as of February 1, 2025. Under the acquisition method of accounting, the total merger consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Traditions based on their estimated fair value as of the acquisition date of the merger. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. ACNB recorded goodwill of $20.3 million in connection with the Acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing.

The total merger consideration of $83.8 million is allocated to Traditions’ tangible and intangible assets and liabilities based on their fair values as follows:

(In thousands)	Traditions Bancorp, Inc. Book Value 1/31/2025	Acquisition Accounting Adjustments	Traditions Bancorp, Inc. Fair Value 1/31/2025
Consideration
Common stock			$83,649
Cash consideration			157
Fair value of total consideration transferred			$83,806

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$36,363	$—	$36,363
Investment securities, available for sale	98,484	(818)	97,666
Loans held for sale	12,512	—	12,512
Total loans	673,805	(25,343)	648,462
Less: Allowance for credit losses	(4,045)	2,581	(1,464)
Loans, net	669,760	(22,762)	646,998
Premises and equipment, net	7,235	(362)	6,873
Right of use asset	2,932	—	2,932
Restricted investment in bank stocks	3,323	—	3,323
Investment in bank-owned life insurance	16,384	—	16,384
Core deposit intangibles	—	18,854	18,854
Other assets	14,147	1,398	15,545
Total assets acquired	$861,140	$(3,690)	$857,450

Deposits	$741,723	$(215)	$741,508
Borrowings	40,000	188	40,188
Lease liability	3,125	—	3,125
Allowance for unfunded commitments	118	852	970
Other liabilities	8,158	(41)	8,117
Total liabilities assumed	$793,124	$784	$793,908

Total identifiable net assets	$68,016	$(4,474)	$63,542

Goodwill			$20,264
ACNB used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities. As permitted under GAAP, the Corporation has up to twelve months following the date of the Acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the Acquisition. During this measurement period, ACNB may record subsequent adjustments to goodwill for provisional amounts recorded at the Acquisition date, with provisional merger-related tax adjustments.
ACNB completed, shortly following the Acquisition date, the sale of approximately $98.0 million of Traditions’ investment securities with a yield of 5.03%. With the proceeds from the sale, ACNB paid off $40.2 million of FHLB borrowings with a cost of 4.73% and invested the remainder of the proceeds into investment securities with a yield of 5.07%. The acquisition accounting adjustment on the AFS securities represents the difference between the fair value of the AFS securities as of January

31, 2025 and the final proceeds received as a result of the sales. For the fair value policy see Note 10 – “Fair Value Measurements” in the Notes to Consolidated Financial Statements under Part I, Item I.
ACNB evaluated and classified the acquired loans between non-PCD or PCD. ACNB’s senior credit management team reviewed Traditions’ loan portfolio on a loan-by-loan basis to determine which loans met the definition of an ASC 326-20 PCD loan. PCD loans include loans which experienced more-than-insignificant credit deterioration since origination. PCD loans included loans on nonaccrual status, loans risk-rated pass/watch or worse, COVID-19 loan deferrals, loans more than 90 days past due and still accruing, accruing loans but were more than 60 days past due in the past, accruing loans but were more than 30 days past due more than 3 times in the past and other loans evaluated. The acquisition accounting adjustments for non-PCD loans and PCD loans were $21.6 million and $4.4 million, respectively, on the Acquisition date. Included in the acquisition accounting adjustment for loans was $635 thousand of net deferred income that served to decrease the acquisition accounting adjustment of the loans acquired.
ACNB recorded an allowance for credit losses of $6.9 million at the Acquisition date, comprised of $5.5 million for non-PCD loans, which was recognized through the provision for credit losses, and $1.5 million for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans. The following table presents details related to the fair value of acquired PCD loans at the Acquisition date:

(In thousands)	Unpaid Principal Balance	Total Premium/(Discount)	Gross Up for PCD Allowance for Credit Losses	Fair Value of PCD Loans
PCD Accruing	$140,053	$(5,359)	$1,464	$136,158
PCD Non-Accruing	2,962	(528)	—	2,434
Total PCD Loans	$143,015	$(5,887)	$1,464	$138,592
The acquisition accounting adjustment for premises and equipment was $362 thousand at the Acquisition date as a result of updated independent market-based appraisals on real estate and the write-off of obsolete fixed assets.
Pursuant to customer-related intangible assets ASC 805-20-55-13(b), ACNB, with the assistance of an independent valuation specialist, completed a core deposit intangible asset valuation that resulted in a core deposit intangible asset of $18.9 million at the Acquisition date. To establish the core deposit intangible asset, ACNB used a present value analysis that calculated the expected after-tax cash flow benefits of each acquired core deposit type versus the cost of obtaining an alternative source of funding (brokered deposits) over the expected life of each acquired core deposit type, discounted at a long-term market oriented after-tax rate of return. The core deposit intangible asset is amortized based on the sum-of-the-years digits method over the expected life of 10 years.
The acquisition accounting adjustment for other assets was $1.4 million at the Acquisition date driven primarily by a net deferred tax position for each acquisition accounting adjustment. The acquisition accounting adjustment for deposits was $215 thousand at the Acquisition date as a result of acquisition accounting adjustments on certificates of deposits using a present value approach that represents the present value of the certificates’ expected contractual payments discounted by market rates for similar certificates of deposits. The acquisition accounting adjustment for the allowance for unfunded commitments was $852 thousand as a result of applying ACNB’s existing policies, procedures and methodologies in calculating the allowance for Traditions’ unfunded commitments. The acquisition accounting adjustment for other liabilities was $41 thousand at the Acquisition date as a result of the write-off of unearned letter of credit fees.
The following table presents supplemental pro forma information for the three months ended March 31, 2025 and 2024 as if the acquisition had occurred January 1, 2024. The unaudited proforma information includes adjustments for interest income on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, interest expense of deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. In addition, the unaudited proforma information excludes merger-related expenses and the provision for credit losses on PCD loans at the Acquisition date, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration:

	Three months ended March 31,
(In thousands)	2025	2024
Net interest income	$31,148	$28,752
Net income	$11,430	$9,257

Note 3 –    Earnings Per Share
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

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding (basic)	9,806,299	8,493,104
Dilutive effect of unvested shares	17,176	18,544
Weighted average shares outstanding (diluted)	9,823,475	8,511,648
Per share:
Basic	$(0.03)	$0.80
Diluted	(0.03)	0.80
There were no antidilutive instruments at March 31, 2025 and 2024.
Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. During the three months ended March 31, 2025 the Corporation repurchased 75,872 shares. There were 143,780 treasury shares purchased under this plan through March 31, 2025.

Note 4 – Investment Securities

Fair value of equity securities with readily determinable fair values at March 31, 2025 and December 31, 2024, are as follows:

(In thousands)	Fair Value at Beginning of Period	Gains (Losses)	Fair Value at End of Period
Three Months Ended March 31, 2025
CRA Mutual Fund	$919	$14	$933

Twelve Months Ended December 31, 2024
CRA Mutual Fund	928	(9)	919
	$928	$(9)	$919
Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Available for Sale
U.S. Government and agencies	$159,443	$—	$13,795	$145,648
Collateralized mortgage obligations	58,652	131	3,151	55,632
Residential mortgage-backed securities	164,592	51	17,419	147,224
Commercial mortgage-backed securities	81,013	312	4,216	77,109
Corporate bonds	31,825	47	1,666	30,206
	$495,525	$541	$40,247	$455,819

Held to Maturity
State and municipal	$62,985	$—	$8,282	$54,703
Residential mortgage-backed securities	1,569	—	53	1,516
	$64,554	$—	$8,335	$56,219

December 31, 2024
Available for Sale
U.S. Government and agencies	$159,799	$—	$16,606	$143,193
Collateralized mortgage obligations	39,540	—	3,886	35,654
Residential mortgage-backed securities	159,349	2	20,811	138,540
Commercial mortgage-backed securities	65,350	—	4,565	60,785
Corporate bonds	17,600	—	1,797	15,803
	$441,638	$2	$47,665	$393,975

Held to Maturity
State and municipal	$62,838	$—	$7,586	$55,252
Residential mortgage-backed securities	1,740	—	68	1,672
	$64,578	$—	$7,654	$56,924

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025, and December 31, 2024:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$145,648	$13,795	$145,648	$13,795
Collateralized mortgage obligations	5,702	6	35,162	3,145	40,864	3,151
Residential mortgage-backed securities	2,710	—	134,660	17,419	137,370	17,419
Commercial mortgage-backed securities	1,461	14	28,956	4,202	30,417	4,216
Corporate bonds	—	—	15,435	1,666	15,435	1,666
	$9,873	$20	$359,861	$40,227	$369,734	$40,247

Held to Maturity
State and municipal	$—	$—	$54,703	$8,282	$54,703	$8,282
Residential mortgage-backed securities	—	—	1,516	53	1,516	53
	$—	$—	$56,219	$8,335	$56,219	$8,335

December 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$143,193	$16,606	$143,193	$16,606
Collateralized mortgage obligations	—	—	35,654	3,886	35,654	3,886
Residential mortgage-backed securities	2,692	26	135,626	20,785	138,318	20,811
Commercial mortgage-backed securities	31,860	73	28,925	4,492	60,785	4,565
Corporate bonds	—	—	15,803	1,797	15,803	1,797
	$34,552	$99	$359,201	$47,566	$393,753	$47,665

Held to Maturity
State and municipal	$—	$—	$55,252	$7,586	$55,252	$7,586
Residential mortgage-backed securities	—	—	1,672	68	1,672	68
	$—	$—	$56,924	$7,654	$56,924	$7,654

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
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of March 31, 2025 and December 31, 2024. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of March 31, 2025 and December 31, 2024.

Amortized cost and fair value at March 31, 2025, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$18,694	$18,413	$—	$—
Over 1 year through 5 years	103,172	95,682	4,185	3,755
Over 5 years through 10 years	67,402	60,213	30,375	28,491
Over 10 years	2,007	1,553	28,424	22,457
Mortgage-backed securities	304,250	279,958	1,570	1,516
	$495,525	$455,819	$64,554	$56,219

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Proceeds from sales	$97,883	$14,336
Proceeds from calls	500	1,984
Gross gains	—	87
Gross losses	—	18

ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At March 31, 2025 and December 31, 2024, securities with a carrying value of $171.0 million and $157.3 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.
Note 5 – Loans and Allowance for Credit Losses

The following table presents the composition of the loan portfolio:

(In thousands)	March 31, 2025	December 31, 2024
Commercial real estate	$1,254,402	$969,514
Residential mortgage	591,488	401,950
Commercial and industrial	220,774	140,906
Home equity lines of credit	119,085	85,685
Real estate construction	127,663	76,773
Consumer	10,526	9,318
Gross loans	2,323,938	1,684,146
Unearned income	(1,729)	(1,236)
Total loans, net of unearned income	$2,322,209	$1,682,910

Loans with a fair value of $648.5 million at the Acquisition date were assumed and included an acquisition accounting adjustment of $25.3 million.

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
March 31, 2025
Commercial real estate	$245	$—	$444	$689	$1,253,713	$1,254,402	$—
Residential mortgage	10,968	1,270	2,506	14,744	576,744	591,488	1,987
Commercial and industrial	12	378	144	534	220,240	220,774	—
Home equity lines of credit	999	72	—	1,071	118,014	119,085	—
Real estate construction	735	—	—	735	126,928	127,663	—
Consumer	126	22	—	148	10,378	10,526	—
Gross Loans	$13,085	$1,742	$3,094	$17,921	$2,306,017	$2,323,938	$1,987

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2024
Commercial real estate	$763	$527	$314	$1,604	$967,910	$969,514	$—
Residential mortgage	953	987	850	2,790	399,160	401,950	850
Commercial and industrial	437	24	155	616	140,290	140,906	—
Home equity lines of credit	161	—	91	252	85,433	85,685	91
Real estate construction	15	11	—	26	76,747	76,773	—
Consumer	47	18	—	65	9,253	9,318	—
Gross Loans	$2,376	$1,567	$1,410	$5,353	$1,678,793	$1,684,146	$941
Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	March 31, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total

Commercial real estate	$295	$3,745	$4,040	$314	$3,250	$3,564
Residential mortgage	—	1,401	1,401	—	—	—
Commercial and industrial	2,023	590	2,613	2,081	226	2,307
Home equity lines of credit	—	8	8	—	—	—
Total	$2,318	$5,744	$8,062	$2,395	$3,476	$5,871
During the three months ended March 31, 2025, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$8,062	$5,871
Greater than or equal to 90 days past due and accruing	1,987	941
Total nonperforming loans	$10,049	$6,812

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
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	March 31, 2025		December 31, 2024
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate

Commercial real estate	$—	$4,040	$—	$3,564
Residential mortgage	—	1,401	—	—
Commercial and industrial	2,237	376	2,307	—
Home equity lines of credit	—	8	—	—
Total	$2,237	$5,825	$2,307	$3,564

Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $269 thousand at March 31, 2025 and $373 thousand at December 31, 2024 and are included in nonperforming loans if they are greater than or equal to 90 days past due.

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

During the three months ended March 31, 2025 and 2024, the Corporation did not modify any loans nor were there any commitments to lend any additional funds on existing modified loans.

The following presents the performance of loans modified in the previous twelve months as of March 31, 2025:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,293	$—	$—	$—
Commercial and industrial	1,748	—	—	—
Total	$4,041	$—	$—	$—

As of March 31, 2025, the Corporation had no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$16,020	$157,604	$182,846	$217,778	$177,509	$444,223	$16,378	$1,212,358
Special Mention	59	2,022	2,846	2,859	6,091	14,916	1,280	30,073
Substandard	—	—	—	2,277	338	9,311	45	11,971
Total Commercial real estate	$16,079	$159,626	$185,692	$222,914	$183,938	$468,450	$17,703	$1,254,402
Residential mortgage
Pass	$9,326	$31,536	$37,684	$26,423	$40,031	$60,995	$510	$206,505
Special Mention	239	130	209	165	144	3,129	123	4,139
Substandard	—	—	236	185	—	67	—	488
Total Residential Mortgage	$9,565	$31,666	$38,129	$26,773	$40,175	$64,191	$633	$211,132
Commercial and industrial
Pass	$2,533	$21,366	$22,067	$30,510	$40,958	$40,128	$50,366	$207,928
Special Mention	125	157	133	187	166	870	5,234	6,872
Substandard	—	—	516	843	302	983	3,330	5,974
Total Commercial and industrial	$2,658	$21,523	$22,716	$31,540	$41,426	$41,981	$58,930	$220,774
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$292	$90	$33	$338	$7,660	$8,413
Special Mention	—	—	—	—	96	—	723	819
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$—	$292	$90	$129	$344	$8,383	$9,238
Real estate construction
Pass	$11,454	$30,501	$24,414	$8,230	$1,762	$826	$5,775	$82,962
Special Mention	—	—	44	5,004	—	466	46	5,560
Substandard	—	—	—	—	—	59	—	59
Total Real estate construction	$11,454	$30,501	$24,458	$13,234	$1,762	$1,351	$5,821	$88,581
Performance Rated:
Residential mortgage
Performing	$6,358	$32,442	$61,561	$91,411	$43,110	$135,324	$6,763	$376,969
Nonperforming	—	200	123	1,568	157	1,339	—	3,387
Total Residential Mortgage	$6,358	$32,642	$61,684	$92,979	$43,267	$136,663	$6,763	$380,356
Home equity lines of credit
Performing	$—	$—	$17	$33	$—	$2,457	$107,332	$109,839
Nonperforming	—	—	—	—	—	—	8	8
Total Home equity lines of credit	$—	$—	$17	$33	$—	$2,457	$107,340	$109,847
Real estate construction
Performing	$3,504	$32,111	$723	$1,528	$156	$1,060	$—	$39,082
Total Real estate construction	$3,504	$32,111	$723	$1,528	$156	$1,060	$—	$39,082
Consumer
Performing	$332	$1,796	$1,341	$1,540	$416	$890	$4,211	$10,526
Total Consumer	$332	$1,796	$1,341	$1,540	$416	$890	$4,211	$10,526
Year-to-date gross charge-offs	$—	$—	$—	$5	$—	$7	$59	$71
Total Portfolio loans:
Pass	$39,333	$241,007	$267,303	$283,031	$260,293	$546,510	$80,689	$1,718,166
Special Mention	423	2,309	3,232	8,215	6,497	19,381	7,406	47,463
Substandard	—	—	752	3,305	640	10,426	3,375	18,498
Performing	10,194	66,349	63,642	94,512	43,682	139,731	118,306	536,416
Nonperforming	—	200	123	1,568	157	1,339	8	3,395
Total Portfolio loans	$49,950	$309,865	$335,052	$390,631	$311,269	$717,387	$209,784	$2,323,938
Year-to-date gross charge-offs	$—	$—	$—	$5	$—	$21	$59	$85

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$120,989	$135,995	$164,167	$121,092	$55,408	$312,999	$17,276	$927,926
Special Mention	1,887	3,826	2,880	6,639	2,177	11,613	1,303	30,325
Substandard	—	—	2,332	342	1,485	7,059	45	11,263
Total Commercial real estate	$122,876	$139,821	$169,379	$128,073	$59,070	$331,671	$18,624	$969,514
Residential mortgage
Pass	$27,887	$35,566	$23,095	$38,848	$13,446	$31,784	$466	$171,092
Special Mention	130	1,692	167	146	366	3,246	115	5,862
Substandard	—	237	188	—	—	68	—	493
Total Residential mortgage	$28,017	$37,495	$23,450	$38,994	$13,812	$35,098	$581	$177,447
Commercial and industrial
Pass	$10,000	$10,067	$19,584	$29,673	$13,162	$18,976	$30,015	$131,477
Special Mention	165	109	246	192	78	459	2,554	3,803
Substandard	—	526	468	335	2	979	3,316	5,626
Total Commercial and industrial	$10,165	$10,702	$20,298	$30,200	$13,242	$20,414	$35,885	$140,906
Year-to-date gross charge-offs	$—	$38	$—	$—	$—	$100	$—	$138
Home equity lines of credit
Pass	$—	$294	$92	$—	$—	$501	$5,729	$6,616
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$294	$92	$—	$—	$507	$6,425	$7,318
Real estate construction
Pass	$21,227	$24,463	$7,719	$1,209	$298	$1,060	$6,086	$62,062
Special Mention	—	168	5,100	—	—	667	45	5,980
Substandard	—	—	—	—	—	62	—	62
Total Real estate construction	$21,227	$24,631	$12,819	$1,209	$298	$1,789	$6,131	$68,104
Performance Rated:
Residential mortgage
Performing	$14,786	$41,275	$39,943	$13,523	$13,876	$100,601	$72	$224,076
Nonperforming	—	—	—	—	—	427	—	427
Total Residential mortgage	$14,786	$41,275	$39,943	$13,523	$13,876	$101,028	$72	$224,503
Home equity lines of credit
Performing	$—	$18	$34	$—	$12	$2,591	$75,621	$78,276
Nonperforming	—	—	—	—	—	—	91	91
Total Home equity lines of credit	$—	$18	$34	$—	$12	$2,591	$75,712	$78,367
Real estate construction
Performing	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Total Real estate construction	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Consumer
Performing	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Total Consumer	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Year-to-date gross charge-offs	$—	$4	$9	$—	$1	$7	$197	$218
Total Portfolio loans
Pass	$180,103	$206,385	$214,657	$190,822	$82,314	$365,320	$59,572	$1,299,173
Special Mention	2,182	5,795	8,393	6,977	2,621	15,985	4,713	46,666
Substandard	—	763	2,988	677	1,487	8,174	3,361	17,450
Performing	23,272	43,036	42,396	14,148	14,352	104,858	78,277	320,339
Nonperforming	—	—	—	—	—	427	91	518
Total Portfolio loans	$205,557	$255,979	$268,434	$212,624	$100,774	$494,764	$146,014	$1,684,146
Year-to-date gross charge-offs	$—	$42	$9	$—	$1	$107	$197	$356

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended March 31, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	—	—	(14)	—	—	(71)	(85)
Recoveries	—	—	3	—	—	16	19
Provisions (reversal of)	2,173	2,012	629	180	1,051	(77)	5,968
Ending balance -March 31, 2025	$13,549	$5,128	$2,228	$487	$3,138	$116	$24,646

Three Months Ended March 31, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$19,969
Charge-offs	—	—	—	—	—	(60)	(60)
Recoveries	—	—	15	—	—	25	40
Provisions (reversal of)	230	(76)	(103)	(83)	243	12	223
Ending balance - March 31, 2024	$12,240	$3,227	$1,960	$314	$2,313	$118	$20,172
Note 6 – Goodwill and Intangible Assets
Goodwill totaled $64.4 million and $44.2 million as of March 31, 2025 and December 31, 2024, respectively. Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on the Bank or ACNB Insurance Services from its most recent testing performed as of November 30, 2024 using the qualitative approach. There were no impairment losses or accumulated impairment losses associated with goodwill as of March 31, 2025 and December 31, 2024.
The following table presents Goodwill at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Balance, beginning of year	$44,185	$44,185
Acquired goodwill	20,264	—
Balance, end of period	$64,449	$44,185
The following table presents intangible assets, net for the periods shown below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning of period	$7,838	$9,082
Acquired core deposit intangible	18,854	—
Amortization expense	(857)	(321)
Balance, end of period	$25,835	$8,761

The following table shows the amortization expense of the intangible assets for future periods:

Year	(In thousands)
Remainder of 2025	$3,400
2026	4,117
2027	3,628
2028	3,139
2029	2,732
Thereafter	8,819
$25,835
Note 7 – Deposits
Deposits were comprised of the following for the periods presented:

(In thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing demand deposits	$562,700	$451,503
Interest-bearing demand deposits	609,187	505,096
Money market	549,704	251,667
Savings	341,291	311,207
Total demand and savings	2,062,882	1,519,473
Time	477,127	273,028
Total deposits	$2,540,009	$1,792,501
Time deposits include brokered deposits totaling $54.0 million at March 31, 2025 and $24.1 million at December 31, 2024. Deposits with a fair value of $741.5 million at the date of the Acquisition were assumed and included an acquisition accounting adjustment of $215 thousand.
Scheduled maturities of time deposits at March 31, 2025 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$349,879	$68,879
1 - 2 years	31,782	1,597
2 - 3 years	16,771	1,315
3 - 4 years	2,326	1,606
4 - 5 years	2,917	—
Thereafter	55	—
Total time deposits	$403,730	$73,397
Note 8 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	March 31, 2025		December 31, 2024
(In thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$14,059	0.19%	$15,826	0.23%
FHLB advance	25,000	4.43	—	—
Federal funds purchased	5,129	4.33	—	—
	$44,188	3.07%	$15,826	0.23%

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $13.3 million at March 31, 2025.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	March 31, 2025		December 31, 2024
(In thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,343	6.25	5,333	6.25
Subordinated debt	15,000	4.00	15,000	4.00
	$255,343	4.52%	$255,333	4.52%
________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $950.9 million, of which $688.6 million was available at March 31, 2025.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On March 13, 2025, the most recent interest rate reset date, the interest rate was adjusted to 6.19% for the period ending June 15, 2025. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
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
During the first quarter of 2025, ACNB paid off $40.2 million of short-term and long-term FHLB borrowings held by Traditions with a cost of 4.73% shortly following the Acquisition date.
Note 9 – Derivative Financial Instruments
ACNB is exposed to certain risks arising from both its business operations and economic conditions. ACNB manages market risk, including interest rate risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage interest rate risk that arise from business operations.
All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition. Until a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities.

ACNB applies hedge accounting, when applicable, to its derivatives used for interest rate risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings.
Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, ACNB enters into mandatory delivery and best efforts contracts to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments and interest rate-lock commitments on residential mortgage loans are considered derivatives. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of forward and interest rate-lock commitments are recognized in current earnings.
ACNB executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset with essentially matching interest rate swaps with ACNB’s counterparties, such that ACNB minimizes its net risk exposure resulting from such transactions. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.
The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Statements of Condition Location	Notional Amount	Asset (Liability) Fair Value
Interest rate lock commitments:
Assets	$67,226	$1,472	Other Assets	$—	$—
Liabilities	—	—	Other Liabilities	—	—

Forward commitments:
Assets	4,079	—	Other Assets	—	—
Liabilities	26,750	88	Other Liabilities	—	—

Interest rate derivatives with customers:
Assets	—	—	Other Assets	—	—
Liabilities	56,119	4,894	Other Liabilities	—	—

Interest rate derivatives with dealer counterparties:
Assets	56,119	4,894	Other Assets	—	—
Liabilities	—	—	Other Liabilities	—	—

The following presents a summary of the fair value gains and losses on derivative financial instruments for the three months ended March 31, 2025 and 2024:

(In thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	Consolidated Statements of (Loss) Income Classification
Interest Rate Lock Commitments	$260	$—	Gain from mortgage loans held for sale
Forward Commitments	(15)	—	Gain from mortgage loans held for sale
Note 10 – Fair Value Measurements
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
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 — Quoted prices for similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	March 31, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$933	$—	$—	$933
AFS Investment Securities:
U.S. Government and agencies		—	145,648	—	145,648
Collateralized mortgage obligations		—	55,632	—	55,632
Residential mortgage-backed securities		—	147,224	—	147,224
Commercial mortgage-backed securities		—	77,109	—	77,109
Corporate bonds		—	30,206	—	30,206
Total AFS Investment Securities	Recurring	$—	$455,819	$—	$455,819
Loans held for sale	Recurring	—	21,413	—	21,413
Derivative assets	Recurring	—	6,366	—	6,366
Individually evaluated loans	Non-recurring	—	—	1,750	1,750
Foreclosed assets held for resale	Non-recurring	—	—	438	438
Liabilities
Derivative liabilities	Recurring	$—	$4,982	$—	$4,982

	December 31, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	143,193	—	143,193
Collateralized mortgage obligations		—	35,654	—	35,654
Residential mortgage-backed securities		—	138,540	—	138,540
Commercial mortgage-backed securities		—	60,785	—	60,785
Corporate bonds		—	15,803	—	15,803
Total AFS Investment Securities	Recurring	$—	$393,975	$—	$393,975
Loans held for sale	Recurring	—	426	—	426
Individually evaluated loans	Non-recurring	—	—	1,690	1,690
Foreclosed assets held for resale	Non-recurring	—	—	438	438
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Equity securities — The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Statements of Condition, with realized and unrealized gains and losses reported in noninterest income on the Consolidated Statements of (Loss) Income. They are classified as Level 1 assets.

Available for sale investment securities — Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing. Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.
•     U.S. Government and agencies — These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•     Collateralized mortgage obligations and Mortgage-backed securities — These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
•     Corporate bonds — This category consists of subordinated and senior debt issued by financial institutions and are classified as Level 2 investments. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Loans held for sale — This category includes mortgage loans held for sale that are measured at fair value utilizing Level 2 measurements. Fair values are measured as the price that secondary market investors were offering for loans with similar characteristics.

Individually evaluated loans — This category consists of loans that were individually evaluated for impairment and have a specific reserve. They are classified as Level 3 assets.

Foreclosed assets held for resale — This category consists of foreclosed assets that are held for resale and classified as Level 3 assets, for which the fair values are based on estimated selling prices less estimated selling costs for similar assets in active markets.
Derivative Financial Instruments — Derivative financial instruments include interest rate lock commitments, forward commitments and interest rate swaps. The fair value of interest rate lock commitments is derived from the value of the underlying loans, adjusted for changes in market interest rates relative to the committed rate. The fair value of forward sales commitments is based on quoted prices for mortgage-backed securities with similar characteristics. The fair value of interest rate swaps is based upon broker quotes. They are classified as Level 2 assets.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
March 31, 2025
Individually evaluated loans	$1,750	Appraisal of collateral	Appraisal adjustments	16% – 100%	48%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17% – 53%	50%

December 31, 2024
Individually evaluated loans	$1,690	Appraisal of collateral	Appraisal adjustments	16% – 100%	47%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17% – 53%	50%
_______________________________________
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	March 31, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$23,422	$23,422	$23,422	$—	$—
Interest-bearing deposits with banks	100,141	100,141	100,141	—	—
Equity securities with readily determinable fair values	933	933	933	—	—
Investment securities AFS	455,819	455,819	—	455,819	—
Investment securities HTM	64,554	56,219	—	56,219	—
Loans held for sale	21,413	21,413	—	21,413	—
Loans, net	2,297,563	2,288,564	—	—	2,288,564
Accrued interest receivable	11,720	11,720	—	11,720	—
Restricted investment in bank stocks	13,560	N/A	—	N/A	—
Derivative assets	6,366	6,366	—	6,366	—

Financial liabilities:
Demand deposits, savings, and money markets	$2,062,882	$1,757,870	$—	$1,757,870	$—
Time deposits	477,127	469,483	—	469,483	—
Securities sold under repurchase agreements	14,059	14,940	—	14,940	—
Federal funds purchased	5,129	5,214	—	5,214	—
FHLB Advances	260,000	262,678	—	262,678	—
Trust preferred and subordinated debt	20,343	18,581	—	18,581	—
Accrued interest payable	3,033	3,033	—	3,033	—
Derivative liabilities	4,982	4,982	—	4,982	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,352	$16,352	$16,352	$—	$—
Interest-bearing deposits with banks	30,910	30,910	30,910	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities AFS	393,975	393,975	—	393,975	—
Investment securities HTM	64,578	56,924	—	56,924	—
Loans held for sale	426	426	—	426	—
Loans, net	1,665,630	1,635,351	—	—	1,635,351
Accrued interest receivable	8,189	8,189	—	8,189	—
Restricted investment in bank stocks	10,853	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,519,473	$1,269,889	$—	$1,269,889	$—
Time deposits	273,028	267,336	—	267,336	—
Securities sold under repurchase agreements	15,826	16,435	—	16,435	—
FHLB Advances	235,000	235,290	—	235,290	—
Trust preferred and subordinated debt	20,333	18,420	—	18,420	—
Accrued interest payable	1,551	1,551	—	1,551	—

Note 11 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of restricted stock awards under its ACNB Corporation 2018 Omnibus Stock Incentive Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the vesting period of the stock issued. During the first quarter of 2025, 36,887 restricted stock awards were granted and 38,476 restricted stock awards vested.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of (Loss) Income:

	Three Months Ended March 31,
(In thousands)	2025	2024
Compensation Expense	$612	$534
Tax benefit	(138)	(121)
Total stock-based compensation, net of tax	$474	$413
Note 12 – Defined Benefit Pension Plan

The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Service cost	$91	$107
Interest cost	399	374
Expected return on plan assets	(685)	(712)
Amortization of net loss	—	19
Net Periodic Benefit Income	$(195)	$(212)

The Corporation has determined that it will not be contributing to the defined benefit plan in 2025 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan.
Note 13 – Commitments and Contingencies

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

The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at March 31, 2025 and at December 31, 2024.

The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.
A summary of the Corporation’s commitments were as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$569,093	$372,839
Standby letters of credit	25,192	15,103

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
Note 14 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(38,160)	$(3,508)	$(41,668)
Unrealized gain on AFS securities, net of income tax	6,157	—	6,157
Amortization of unrealized losses on securities transferred to HTM, net of tax	193	—	193
Net current period other comprehensive income	6,350	—	6,350
Balance at March 31, 2025	$(31,810)	$(3,508)	$(35,318)

Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized loss on AFS securities, net of income tax	(2,198)	—	(2,198)
Realized gains on securities, net of income tax	53	—	53
Amortization of unrealized losses on securities transferred to HTM, net of tax	215	—	215
Amortization of pension net gain, net of tax	—	15	15
Net current period other comprehensive (loss) income	(1,930)	15	(1,915)
Balance at March 31, 2024	$(42,882)	$(3,942)	$(46,824)
Note 15 – Segment Reporting

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

Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended March 31, 2025
Interest income	$36,290	$1	$(1)	$36,290
Noninterest income	5,025	2,147	12	7,184
Total consolidated revenues				43,474
Interest expense	8,951	—	249	9,200
Provision for credit losses and unfunded commitments	5,488	—	—	5,488
Depreciation and amortization expense	1,250	195	—	1,445
Salaries and employee benefits	11,298	1,462	101	12,861
Other noninterest expense[2]	14,564	336	129	15,029
(Loss) income before income taxes	(236)	155	(468)	(549)
Income tax (benefit) expense	(227)	42	(92)	(277)
Net (loss) income	$(9)	$113	$(376)	$(272)
Total assets	$3,252,111	$22,437	$(4,507)	$3,270,041
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$654	$5	$—	$659

Three Months Ended March 31, 2024
Interest income	$25,965	$1	$8	$25,974
Noninterest income	3,552	2,115	—	5,667
Total consolidated revenues				31,641
Interest expense	5,118	—	263	5,381
Provision for credit losses and unfunded commitments	72	—	—	72
Depreciation and amortization expense	567	199	—	766
Salaries and employee benefits	9,617	1,453	98	11,168
Other noninterest expense[2]	5,189	392	147	5,728
Income (loss) before income taxes	8,954	72	(500)	8,526
Income tax expense (benefit)	1,843	20	(105)	1,758
Net income (loss)	$7,111	$52	$(395)	$6,768
Total assets	$2,395,476	$21,896	$(3,084)	$2,414,288
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$78	$—	$—	$78
______________________________________
1Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses.
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

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 33 community banking offices. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.
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
Traditions Acquisition
ACNB closed the Acquisition of Traditions effective February 1, 2025. Traditions contributed, after acquisition accounting adjustments, $877.7 million in assets, $648.5 million in loans and $741.5 million in deposits at the Acquisition date. Financial results for the three months ended March 31, 2025 were impacted by two discrete items that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $6.2 million.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Net (loss) income	$(272)	$6,768
Diluted (loss) earnings per share	$(0.03)	$0.80
Cash dividends declared	$0.32	$0.30
Return on average assets (annualized)	(0.04)%	1.12%
Return on average equity (annualized)	(0.31)%	9.76%
Net interest margin [1]	4.07%	3.77%
Non-performing assets to total assets	0.32%	0.18%
Net charge-offs to average loans outstanding (annualized)	0.01%	0.00%
Allowance for credit losses to total loans, net of unearned income	1.06%	1.21%
_____________________________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Loss/Income — Net loss for the three months ended March 31, 2025 was $272 thousand compared to net income of $6.8 million for the same period of 2024, a decrease of $7.0 million. Diluted loss per share for the three months ended March 31, 2025 was $0.03 compared to diluted earnings per share of $0.80 for the same period of 2024.
•Net Interest Income — Net interest income was $27.1 million for the three months ended March 31, 2025 compared to $20.6 million for the same period of 2024, an increase of $6.5 million. The increase in net interest income was driven primarily by the Acquisition.
◦Net Interest Margin — The Corporation’s FTE net interest margin increased to 4.07% for the three months ended March 31, 2025 compared to 3.77% in the same period of 2024, an increase of 30 bps. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.5 million for the three months ended March 31, 2025.
◦Yield on Average Earning Assets — For the three months ended March 31, 2025, the yield on average earning assets was 5.45%, an increase of 71 bps compared to the same period of 2024 driven primarily by the accretion impact of the acquisition accounting adjustments on loans.

◦Loan Growth — Average loans increased $499.3 million for the three months ended March 31, 2025 compared to the same period of 2024 driven by the Acquisition.
◦Deposit Growth — Average interest-bearing deposits increased $421.8 million for the three months ended March 31, 2025 compared to the same period of 2024, driven primarily by the Acquisition.
•Asset Quality — The provision for credit losses was $6.0 million and the reversal of the provision for unfunded commitments was $480 thousand for the three months ended March 31, 2025 compared to the provision for credit losses of $223 thousand and a $151 thousand reversal of the provision for unfunded commitments for the same period of 2024.
◦The allowance for credit losses was $24.6 million at March 31, 2025 compared to $17.3 million at December 31, 2024. The increase was driven primarily by an initial allowance for credit losses of $5.5 million for non-PCD loans and $1.5 million for accruing PCD loans at the Acquisition date.
◦Non-performing loans were $10.0 million, or 0.43%, of total loans at March 31, 2025 compared to $6.8 million, or 0.40%, of total loans at December 31, 2024. The increase was driven primarily by the Acquisition.
◦Annualized net charge-offs for the three months ended March 31, 2025 were 0.01% of total average loans compared to 0.00% for the same period of 2024.
•Noninterest income — Noninterest income was $7.2 million for the three months ended March 31, 2025, an increase of $1.5 million from $5.7 million for the same period of 2024. The increase was driven primarily by the Acquisition, an increase in wealth management income and an increase in life insurance proceeds.
•Noninterest expenses — Noninterest expenses increased to $29.3 million for the three months ended March 31, 2025 compared to $17.7 million in the same period of 2024. The increase was driven primarily by the Acquisition.
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
Allowance for Credit Losses — The ACL represents an amount which, in management’s judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.
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

RESULTS OF OPERATIONS
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Net loss for the three months ended March 31, 2025 was $272 thousand, or $0.03 diluted loss per share, compared to net income of $6.8 million, or $0.80 diluted earnings per share for the same period of 2024, a decrease of $7.0 million, or $0.83 diluted earnings per share. The decrease in net income for the three months ended March 31, 2025 was impacted by two discrete items that were related to the Acquisition of Traditions: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $6.2 million.
Net Interest Income
Net interest income totaled $27.1 million for the three months ended March 31, 2025 compared to $20.6 million for the same period of 2024, an increase of $6.5 million. The FTE net interest margin for the three months ended March 31, 2025 was 4.07%, a 30 bps increase from 3.77% for the same period of 2024. The increase in FTE net interest income and margin was driven primarily by the Acquisition. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.5 million for the three months ended March 31, 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following the table is based on these taxable-equivalent amounts.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,080,231	$31,676	6.18%	$1,573,109	$21,470	5.49%
Tax-exempt	57,969	370	2.59	65,825	404	2.47
Total Loans [2]	2,138,200	32,046	6.08	1,638,934	21,874	5.37
Investment Securities:
Taxable	447,986	3,242	2.93	467,466	3,151	2.71
Tax-exempt	54,659	365	2.71	54,740	359	2.64
Total Investments [3]	502,645	3,607	2.91	522,206	3,510	2.70
Interest-bearing deposits with banks	73,181	792	4.39	54,156	750	5.57
Total Earning Assets	2,714,026	36,445	5.45	2,215,296	26,134	4.74
Cash and due from banks	20,603			20,540
Premises and equipment	29,903			26,102
Other assets	224,522			187,075
Allowance for credit losses	(19,939)			(19,963)
Total Assets	$2,969,115			$2,429,050

LIABILITIES
Interest-bearing demand deposits	$573,341	$524	0.37%	$512,701	$264	0.21%
Money markets	447,297	1,984	1.80	248,297	536	0.87
Savings deposits	331,103	27	0.03	335,215	29	0.03
Time deposits	410,749	3,461	3.42	244,481	1,331	2.19
Total Interest-Bearing Deposits	1,762,490	5,996	1.38	1,340,694	2,160	0.65
Short-term borrowings	38,721	294	3.08	47,084	339	2.90
Long-term borrowings	257,558	2,910	4.58	248,701	2,882	4.66
Total Borrowings	296,279	3,204	4.39	295,785	3,221	4.38
Total Interest-Bearing Liabilities	2,058,769	9,200	1.81	1,636,479	5,381	1.32
Noninterest-bearing demand deposits	512,966			486,648
Other liabilities	36,934			26,904
Stockholders’ Equity	360,446			279,019
Total Liabilities and Stockholders’ Equity	$2,969,115			$2,429,050
Taxable Equivalent Net Interest Income		27,245			20,753
Taxable Equivalent Adjustment		(155)			(160)
Net Interest Income		$27,090			$20,593
Cost of Funds			1.45%			1.02%
FTE Net Interest Margin			4.07%			3.77%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended March 31, 2025 compared to the same period in 2024:

	2025 versus 2024
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$6,865	$3,341	$10,206
Tax-exempt	(48)	14	(34)
Total Loans [2]	6,817	3,355	10,172
Securities
Taxable securities	(130)	221	91
Tax-exempt securities	(1)	7	6
Total Securities	(131)	228	97
Interest-bearing deposits with banks	261	(219)	42
Total	$6,947	$3,364	$10,311
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$31	$229	$260
Money markets	427	1,021	1,448
Savings deposits	—	(2)	(2)
Time deposits	898	1,232	2,130
Total Interest-Bearing Deposits	1,356	2,480	3,836
Short-term borrowings	(60)	15	(45)
Long-term borrowings	102	(74)	28
Total Borrowings	42	(59)	(17)
Total	1,398	2,421	3,819
Change in Net Interest Income	$5,549	$943	$6,492
________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
The increases in FTE interest income and interest expense were primarily driven by the Acquisition. Total FTE interest income increased $10.3 million during the three months ended March 31, 2025 compared to the same period of 2024. ACNB experienced a $6.9 million increase in FTE interest income due to an increase in the average balance of interest earning assets and $3.4 million attributable to an increase in the yield on interest earning assets. FTE interest income on total loans increased $10.2 million compared to the same period of 2024. The yield on total loans increased 71 bps, contributing $3.4 million to the increase. Average loans increased $499.3 million contributing $6.8 million to the increase in FTE interest income.
Total interest expense increased $3.8 million during the three months ended March 31, 2025 compared to the same period of 2024. Total average interest-bearing deposits increased $421.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest expense increased $2.5 million due to higher rates on interest-bearing deposits and increased $1.4 million as a result of the increase in average interest-bearing deposits. The cost of interest-bearing deposits was 1.38% for the three months ended March 31, 2025, an increase of 73 bps from the three months ended March 31, 2024. The largest increases in rates were in time deposits and money markets which increased 123 and 93 bps, respectively.
The increases to average interest-earning assets and liabilities was driven primarily by the Acquisition. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.5 million for the three months ended March 31, 2025.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses was $6.0 million and a reversal of the provision for unfunded commitments was $480 thousand for the three months ended March 31, 2025 compared to a provision for credit losses of $223 thousand and a reversal of the provision for unfunded commitments of $151 thousand for the same period of 2024. ACNB recorded an allowance for credit losses of $6.9 million at the Acquisition date, comprised of $5.5 million for non-PCD loans, which was recognized through the provision for credit losses, and $1.5 million for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans. The determination of the provisions was a result of the analysis of the adequacy of the ACL and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments.
Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST INCOME
Insurance commissions	$2,147	$2,115	$32	1.5%
Service charges on deposits	1,094	991	103	10.4
Wealth management	1,060	962	98	10.2
Gain from mortgage loans held for sale	855	48	807	N/M
ATM debit card charges	831	819	12	1.5
Earnings on investment in bank-owned life insurance	580	477	103	21.6
Gain on life insurance proceeds	254	—	254	100.0
Net gains on sales or calls of investment securities	—	69	(69)	(100.0)
Net gains (losses) on equity securities	14	(10)	24	N/M
Other	349	196	153	78.1
Total Noninterest Income	$7,184	$5,667	$1,517	26.8%
Total noninterest income was $7.2 million for the three months ended March 31, 2025 compared to $5.7 million for the same period of 2024. The increase was driven primarily by the Acquisition unless noted otherwise. The more significant fluctuations by category are explained below:
•Service charges on deposits totaled $1.1 million for the three months ended March 31, 2025, an increase of $103 thousand compared to the same period of 2024.
•Wealth management income for the three months ended March 31, 2025 increased $98 thousand compared to the same period of 2024 driven primarily by increased sales activity and market performance.
•Gain from mortgage loans held for sale totaled $855 thousand compared to $48 thousand in the same period of 2024.
•Earnings on investment in bank-owned life insurance increased $103 thousand from the same period of 2024.
•Gain on life insurance proceeds was $254 thousand for the three months ended March 31, 2025 as a result of a death benefit paid on a life insurance policy.

Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$12,861	$11,168	$1,693	15.2%
Equipment	2,280	1,729	551	31.9
Net occupancy	1,442	1,130	312	27.6
Professional services	577	616	(39)	(6.3)
Other tax	527	370	157	42.4
FDIC and regulatory	401	375	26	6.9
Intangible assets amortization	857	321	536	N/M
Merger-related	8,031	—	8,031	100.0
Other	2,359	1,953	406	20.8
Total Noninterest Expenses	$29,335	$17,662	$11,673	66.1%
Noninterest expenses increased $11.7 million for the three months ended March 31, 2025 compared to the same period of 2024 driven primarily by the Acquisition. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased $1.7 million during the three months ended March 31, 2025 to $12.9 million compared to $11.2 million in the same period of 2024. The increase was driven primarily by higher base wages as a result of the Acquisition, higher restricted stock compensation and higher payroll taxes.
•Equipment expenses increased $551 thousand for the three months ended March 31, 2025 compared to the same period of 2024 driven primarily by the Acquisition.
•Other tax increased $157 thousand for the three months ended March 31, 2025 compared to the same period of 2024.
•Net occupancy increased $312 thousand for the three months ended March 31, 2025 compared to the same period of 2024 driven primarily by the Acquisition and increased seasonal maintenance.
•Intangible assets amortization increased $536 thousand for the three months ended March 31, 2025 compared to the same period of 2024 driven by the Acquisition.
•Merger-related expenses include legal, external accounting, loan review, advisory fees, severance and change in control expenses incurred for the Acquisition.
Provision for Income Taxes
The Corporation recognized an income tax benefit of $277 thousand during the three months ended March 31, 2025 compared to a provision for income taxes of $1.8 million during the same period of 2024. The income tax benefit for the three months ended March 31, 2025 was due to the net loss driven by the Acquisition. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, and the impact of non-tax deductible expense. Additionally, ACNB has incurred non-deductible costs related to the Acquisition which are recorded within merger-related costs on the Consolidated Statements of (Loss) Income.

FINANCIAL CONDITION

Assets totaled $3.27 billion at March 31, 2025 and $2.39 billion at December 31, 2024. The Acquisition contributed $877.7 million to total assets.
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
Total investment securities were $521.3 million at March 31, 2025 compared to $459.5 million at December 31, 2024, an increase of 13.5%. Following the Acquisition date, ACNB completed the sale of approximately $98.0 million of investment securities previously held by Traditions with a yield of 5.03%. ACNB paid off $40.2 million of Traditions’ FHLB borrowings with a cost of 4.73% with the proceeds from the sale of the investment securities, and invested the remainder of the proceeds into investment securities with a yield of 5.07%. At March 31, 2025, the securities balance included a net unrealized loss on AFS securities of $31.8 million on amortized cost of $495.5 million compared to a net unrealized loss of $38.2 million on amortized cost of $441.6 million at December 31, 2024. At March 31, 2025, the securities balance included HTM securities with an amortized cost of $64.6 million and a fair value of $56.2 million as compared to an amortized cost of $64.6 million and a fair value of $56.9 million at December 31, 2024.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
Loans
The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	March 31, 2025	December 31, 2024	$	%
Commercial real estate	$1,254,402	$969,514	$284,888	29.4%
Residential mortgage	591,488	401,950	189,538	47.2
Commercial and industrial	220,774	140,906	79,868	56.7
Home equity lines of credit	119,085	85,685	33,400	39.0
Real estate construction	127,663	76,773	50,890	66.3
Consumer	10,526	9,318	1,208	13.0
Gross loans	2,323,938	1,684,146	639,792	38.0
Unearned income	(1,729)	(1,236)	(493)	(39.9)
Total loans, net of unearned income	$2,322,209	$1,682,910	$639,299	38.0%
Total loans, net of unearned income, outstanding increased $639.3 million, or 38.0%, from December 31, 2024 to March 31, 2025. The increase was driven primarily by the Acquisition. ACNB acquired $648.5 million in loans at the Acquisition date. As of March 31, 2025, total acquisition accounting adjustments on loans were $24.5 million. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans pay off or mature. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real-estate, grew $284.9 million, or 29.4%, in 2025. The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 65.3% and 32.5%, respectively, at March 31, 2025, compared to 56.0% and 42.1%, respectively, at December 31, 2024. Less than 3% of the portfolio is for real estate in Urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 66.3% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above.
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 253.1% of total risk-based capital of the Bank as of March 31, 2025 compared to 207.0% of total risk-based capital of the Bank as of December 31, 2024. The increase was a result of the addition of Traditions’ portfolio.
Residential real estate mortgages totaled $591.5 million, an increase of $189.5 million, or 47.2%, in 2025. Included in the residential real estate mortgages were $56.4 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans totaled $220.8 million, an increase of $79.9 million, or 56.7% in 2025. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments.
Allowance for Credit Losses and Asset Quality
The ACL at March 31, 2025 was $24.6 million, or 1.06% of total loans, net of unearned income as compared to $17.3 million, or 1.03% of loans, at December 31, 2024 and $20.2 million, or 1.21% of loans, at March 31, 2024. The increase of $7.4 million compared to December 31, 2024 and $4.5 million compared to March 31, 2024 was driven primarily by an initial $5.5 million allowance for credit losses for non-PCD loans, which was recognized through the provision for credit losses, and a $1.5 million allowance for credit losses for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans, at the Acquisition date.

Changes in the ACL were as follows for the periods presented:

	Three months ended March 31
(In thousands)	2025	2024
Beginning balance	$17,280	$19,969
Allowance established for acquired PCD loans	1,464	—
Provision for credit losses	5,968	223
Loans charged-off	(85)	(60)
Recoveries on charged-off loans	19	40
Ending balance	$24,646	$20,172

Net charge-offs to average loans (annualized)	0.01%	—%
Allowance for credit losses to total loans	1.06%	1.21%
Nonaccrual loans increased $2.2 million during the three months ended March 31, 2025 driven primarily by the Acquisition. Information on nonaccrual loans, by collateral type rather than loan segment, at March 31, 2025, as compared to December 31, 2024, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2025
Owner occupied commercial real estate	16	$5,441	$77	$—	In market	2006-2023
Commercial and industrial	5	2,613	512	—	In market	2009-2023
Home equity lines of credit	1	8	—	—	In market	2021
Total	22	$8,062	$589	$—

December 31, 2024
Owner occupied commercial real estate	6	$3,564	$138	$—	In market	2006-2022
Commercial and industrial	4	2,307	569	—	In market	2009-2023
Total	10	$5,871	$707	$—
All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of the Acquisition and were originated by Traditions’ banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	March 31, 2025	December 31, 2024	$	%
Noninterest-bearing demand deposits	$562,700	$451,503	$111,197	24.6%
Interest-bearing demand deposits	609,187	505,096	104,091	20.6
Money market	549,704	251,667	298,037	118.4
Savings	341,291	311,207	30,084	9.7
Total demand and savings	2,062,882	1,519,473	543,409	35.8
Time	477,127	273,028	204,099	74.8
Total deposits	$2,540,009	$1,792,501	$747,508	41.7%
ACNB relies on deposits as a primary source of funds for lending activities with total deposits of $2.54 billion as of March 31, 2025. Deposits increased by $747.5 million, or 41.7%, from December 31, 2024 to March 31, 2025 driven primarily by the

Acquisition. ACNB acquired $741.5 million in deposits at the Acquisition date. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at March 31, 2025 were municipal deposits totaling $137.2 million, or 5.4%, compared to $111.0 million, or 6.2%, at December 31, 2024. Time deposits increased $204.1 million, or 74.8%. Time deposits include brokered deposits totaling $54.0 million at March 31, 2025 compared to $24.1 million at December 31, 2024. In January 2025, ACNB Bank issued $20.0 million in brokered time deposits to offset seasonal fluctuations in commercial deposits during the quarter, and as a result of the Acquisition, ACNB assumed $15.0 million of brokered time deposits of which $5.0 million matured in February 2025. The loan-to-deposit ratio was 91.43% at March 31, 2025 compared to 93.89% at December 31, 2024.
ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 61% and 39%, respectively, of total Bank deposits as of March 31, 2025 compared to approximately 63% and 37%, respectively, as of December 31, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was approximately 19.7% at March 31, 2025. As of March 31, 2025, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 242.3% of uninsured and non-collateralized Bank deposits. At March 31, 2025, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $187.0 million, or 7.3%, of total Bank deposits compared to $143.4 million, or 7.9%, of total Bank deposits at December 31, 2024.
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of March 31, 2025, short-term borrowings were $44.2 million, an increase of $28.4 million compared to $15.8 million at December 31, 2024. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2024, securities sold under repurchase agreements balances decreased by $1.8 million, or 11.2%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Short-term FHLB advances at March 31, 2025 were $25.0 million compared to none at December 31, 2024. Short-term FHLB borrowings are used for general balance sheet management.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt and totaled $255.3 million at March 31, 2025 and at December 31, 2024. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $386.9 million at March 31, 2025 compared to $303.3 million at December 31, 2024. The primary driver of the increase to stockholders’ equity was the issuance of 2,035,246 shares of common stock, or $83.6 million, to acquire Traditions. Other impacts to stockholders’ equity during the quarter were due to a $6.4 million change in unrealized gains in AFS investment securities, cash dividends paid to ACNB Corporation stockholders of $3.4 million, a net loss of $272 thousand and common stock repurchases of $3.1 million.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the three months ended March 31, 2025, 6,470 shares were issued under this plan with proceeds in the amount of $267 thousand.
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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
March 31, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.81%	4.00%	N/A
ACNB Bank	11.50%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	13.65%	4.50%	N/A
ACNB Bank	13.58%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	13.86%	6.00%	N/A
ACNB Bank	13.58%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	15.45%	8.00%	N/A
ACNB Bank	14.57%	8.00%	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	12.52%	4.00%	N/A
ACNB Bank	12.03%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.27%	4.50%	N/A
ACNB Bank	16.03%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.56%	6.00%	N/A
ACNB Bank	16.03%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	18.36%	8.00%	N/A
ACNB Bank	17.02%	8.00%	10.00%
________________________________________
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
At March 31, 2025, ACNB’s banking subsidiary had borrowing capacity of approximately $950.9 million from the FHLB, of which $688.6 million was available. At March 31, 2025, ACNB’s banking subsidiary could borrow approximately $61.4 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of March 31, 2025, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of March 31, 2025. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of March 31, 2025.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $14.1 million and $15.8 million at March 31, 2025, and December 31, 2024, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2025, the Corporation had unfunded outstanding commitments to extend credit of $569.1 million and outstanding standby letters of credit of $25.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of ACNB’s ALCO, with direct oversight from the Board, is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition and duration, market risk exposures arising from changing economic conditions, and liquidity risk.
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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing, and making decisions based on its risk position. The Bank primarily uses its securities portfolio, FHLB advances, derivatives and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion, and product development activities are directed in an effort to emphasize the loan and deposit repricing characteristics that best meet current interest rate risk objectives.
ACNB uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of its interest rate risk exposure. These analyses require numerous assumptions including, but are not limited to, changes in statement of condition mix, prepayment rates on loans and securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread, and deposit sensitivity. Assumptions are based on management’s best estimates, but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of the Corporation’s interest rate risk position over time.
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
The simulation analysis results are presented in the table below. At March 31, 2025, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	March 31, 2025	December 31, 2024	Policy Limits
(200)	(0.9)%	(1.7)%	(10.0)%
(100)	(0.6)%	(1.0)%	(5.0)%
100	0.3%	0.3%	(5.0)%
200	0.1%	(0.3)%	(10.0)%

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
The results at March 31, 2025 and December 31, 2024 are reflected in the following table. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	March 31, 2025	December 31, 2024	Policy Limits
(200)	(11.9)%	(10.8)%	(35.0)%
(100)	(4.7)%	(3.7)%	(20.0)%
100	0.1%	(1.2)%	(20.0)%
200	(1.4)%	(4.8)%	(35.0)%
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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of March 31, 2025, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

ITEM 1A – RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 except as described below:
Changes to trade policies and tariffs can have an adverse impact on our business and our customers.
Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2025, there were no issued or outstanding shares of preferred stock.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2025, there were 177,577 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 396,478. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were 75,872 shares repurchased during the three months ended March 31, 2025. As of March 31, 2025, 143,780 shares of common stock had been repurchased under this plan.
Following is a summary of the Corporation’s purchases of common stock during the first quarter of 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31, 2025	—	$—	67,908	187,667
February 1 - February 28, 2025	39,005	$40.55	106,913	148,662
March 1 - March 31, 2025	36,867	$40.46	143,780	111,795
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 10.32
Employment Agreement by and between ACNB Corporation, ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.33
Salary Continuation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.34
Deferred Compensation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

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

ACNB CORPORATION (Registrant)

Date:	May 9, 2025	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)