Form 10-Q
period 2025-06-30
ACNB CORP
filed 2025-08-07
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding on July 31, 2025, was 10,467,618.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CECL	Current Expected Credit Loss
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
COVID/COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
Market Area	Southcentral Pennsylvania and Northern Maryland
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
PCD	Purchased credit-deteriorated
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$32,834	$16,352
Interest-bearing deposits with banks	70,275	30,910
Total Cash and Cash Equivalents	103,109	47,262
Equity securities with readily determinable fair values	936	919
Investment securities available for sale, at estimated fair value	455,317	393,975
Investment securities held to maturity, at amortized cost (fair value $56,420, $56,924)	64,505	64,578
Loans held for sale	16,455	426
Total loans, net of unearned income	2,341,816	1,682,910
Less: Allowance for credit losses	(24,353)	(17,280)
Loans, net	2,317,463	1,665,630
Premises and equipment, net	31,581	25,454
Right of use asset	4,657	2,663
Restricted investment in bank stocks	13,533	10,853
Investment in bank-owned life insurance	96,104	81,850
Investments in low-income housing partnerships	814	877
Goodwill	64,449	44,185
Intangible assets, net	24,694	7,838
Foreclosed assets held for resale	32	438
Other assets	65,879	47,882
Total Assets	$3,259,528	$2,394,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$568,301	$451,503
Interest-bearing	1,956,240	1,340,998
Total Deposits	2,524,541	1,792,501
Short-term borrowings	43,041	15,826
Long-term borrowings	255,354	255,333
Lease liability	4,946	2,764
Allowance for unfunded commitments	1,529	1,394
Other liabilities	34,966	23,739
Total Liabilities	2,864,377	2,091,557

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 11,017,121 and 8,945,293 shares issued; 10,478,149 and 8,553,785 shares outstanding at June 30, 2025 and December 31, 2024, respectively	27,539	22,357
Treasury stock, at cost 538,972 and 391,508 shares at June 30, 2025 and December 31, 2024, respectively	(17,167)	(11,203)
Additional paid-in capital	178,553	99,163
Retained earnings	239,077	234,624
Accumulated other comprehensive loss	(32,851)	(41,668)
Total Stockholders’ Equity	395,151	303,273
Total Liabilities and Stockholders’ Equity	$3,259,528	$2,394,830
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$36,555	$22,675	$68,231	$44,145
Tax-exempt	317	313	609	632
Investment Securities:
Taxable	3,283	2,665	6,185	5,576
Tax-exempt	283	284	571	568
Dividends	307	248	647	488
Other	831	684	1,623	1,434
Total Interest and Dividend Income	41,576	26,869	77,866	52,843
INTEREST EXPENSE
Deposits	7,284	2,643	13,280	4,803
Short-term borrowings	341	304	635	643
Long-term borrowings	2,939	2,958	5,849	5,840
Total Interest Expense	10,564	5,905	19,764	11,286
Net Interest Income	31,012	20,964	58,102	41,557
(Reversal of) provision for credit losses	(228)	(2,990)	5,740	(2,767)
(Reversal of) provision for unfunded commitments	(354)	(259)	(834)	(410)
Net Interest Income after (Reversal of) Provisions for Credit Losses and Unfunded Commitments	31,594	24,213	53,196	44,734
NONINTEREST INCOME
Insurance commissions	2,908	2,747	5,055	4,862
Service charges on deposits	1,179	1,021	2,273	2,012
Wealth management	1,090	1,069	2,150	2,031
Gain from mortgage loans held for sale	1,575	34	2,430	82
ATM debit card charges	905	841	1,736	1,660
Earnings on investment in bank-owned life insurance	627	493	1,207	970
Gain on life insurance proceeds	31	—	285	—
Net gains on sales or calls of investment securities	22	—	22	69
Net gains (losses) on equity securities	3	1	17	(9)
Other	342	221	691	417
Total Noninterest Income	8,682	6,427	15,866	12,094
NONINTEREST EXPENSES
Salaries and employee benefits	13,693	10,426	26,554	21,594
Equipment	2,539	1,570	4,819	3,299
Net occupancy	1,277	991	2,719	2,121
Professional services	743	529	1,320	1,145
FDIC and regulatory	435	348	836	723
Other tax	220	356	747	726
Intangible assets amortization	1,141	315	1,998	636
Merger-related	1,943	23	9,974	23
Other	3,375	1,833	5,734	3,786
Total Noninterest Expenses	25,366	16,391	54,701	34,053
Income Before Income Taxes	14,910	14,249	14,361	22,775
Income tax expense	3,262	2,970	2,985	4,728
Net Income	$11,648	$11,279	$11,376	$18,047
PER SHARE DATA
Basic earnings	$1.11	$1.32	$1.12	$2.12
Diluted earnings	$1.11	$1.32	$1.12	$2.12
Weighted average shares basic	10,451,469	8,502,268	10,130,666	8,497,686
Weighted average shares diluted	10,487,519	8,540,706	10,157,331	8,526,177
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
NET INCOME	$11,648	$11,279	$11,376	$18,047

OTHER COMPREHENSIVE INCOME (LOSS)
INVESTMENT SECURITIES
Unrealized gains (losses) arising during the period, net of income tax expense (benefit) of $1,220, $57, $3,020 and $(587), respectively	2,318	195	8,475	(2,003)
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax effect of $(5), $0, $(5), and $16, respectively	(17)	—	(17)	53
Total unrealized gain (loss) on AFS investment securities	2,301	195	8,458	(1,950)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $49, $63, $105, and $126, respectively	166	215	359	430
PENSION
Amortization of pension net loss, net of income tax expense of $0, $5, $0, and $9, respectively	—	15	—	30
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,467	425	8,817	(1,490)
TOTAL COMPREHENSIVE INCOME	$14,115	$11,704	$20,193	$16,557

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2025 and 2024

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2025	8,553,785	$22,357	$(11,203)	$99,163	$234,624	$(41,668)	$303,273
Net loss	—	—	—	—	(272)	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	—	6,350	6,350
Issuance of common stock to acquire Traditions	2,035,246	5,088	—	78,561	—	—	83,649
Common stock shares issued	6,470	16	—	251	—	—	267
Repurchased shares	(75,872)	—	(3,106)	—	—	—	(3,106)
Restricted stock grants, net of forfeitures and withheld for taxes	24,042	60	—	(576)	—	—	(516)
Compensation expense for restricted shares	—	—	—	612	—	—	612
Cash dividends declared ($0.32 per share)	—	—	—	—	(3,374)	—	(3,374)
BALANCE – March 31, 2025	10,543,671	27,521	(14,309)	178,011	230,978	(35,318)	386,883
Net income	—	—	—	—	11,648	—	11,648
Other comprehensive income, net of taxes	—	—	—	—	—	2,467	2,467
Common stock shares issued	4,128	11	—	268	—	—	279
Repurchased shares	(71,592)	—	(2,858)	—	—	—	(2,858)
Restricted stock grants, net of forfeitures and withheld for taxes	1,942	7	—	(2)	—	—	5
Compensation expense for restricted shares	—	—	—	276	—	—	276
Cash dividends declared ($0.34 per share)	—	—	—	—	(3,549)	—	(3,549)
BALANCE – June 30, 2025	10,478,149	$27,539	$(17,167)	$178,553	$239,077	$(32,851)	$395,151

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2024	8,511,453	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,915)	(1,915)
Common stock shares issued	4,898	13	—	161	—	—	174
Repurchased shares	(4,200)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes	27,424	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	8,539,575	22,315	(11,101)	97,818	217,712	(46,824)	279,920
Net income	—	—	—	—	11,279	—	11,279
Other comprehensive loss, net of taxes	—	—	—	—	—	425	425
Common stock shares issued	6,054	15	—	171	—	—	186
Compensation expense for restricted shares	—	—	—	241	—	—	241
Cash dividends declared ($0.32 per share)	—	—	—	—	(2,720)	—	(2,720)
BALANCE – June 30, 2024	8,545,629	$22,330	$(11,101)	$98,230	$226,271	$(46,399)	$289,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,376	$18,047
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(2,430)	(82)
Earnings on investment in bank-owned life insurance	(1,207)	(970)
Gain on life insurance proceeds	(285)	—
Gain on sales or calls of securities	(22)	(69)
(Gain) loss on equity securities	(17)	9
Restricted stock compensation expense	888	775
Depreciation and amortization	3,218	1,524
Provision for (reversal of) credit losses and unfunded commitments	4,906	(3,177)
Net amortization of investment securities premiums	707	868
Increase in interest receivable	(72)	(401)
(Decrease) increase in interest payable	(911)	758
Mortgage loans originated for sale	(81,439)	(5,026)
Proceeds from sales of loans originated for sale	80,352	3,587
(Increase) decrease in other assets	(6,777)	7,650
Decrease (increase) in deferred tax asset	5,577	(790)
Increase (decrease) in other liabilities	3,827	(2,179)
Net Cash Provided by Operating Activities	17,691	20,524
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	335	369
Proceeds from calls/maturities of investment securities available for sale	25,976	15,875
Proceeds from sales of investment securities available for sale	98,272	14,336
Purchase of investment securities available for sale	(76,934)	—
Redemption (purchase) of restricted investment in bank stocks	643	(2,176)
Net increase in loans	(10,575)	(51,652)
Net cash and cash equivalents received from acquisition	36,206	—
Net capital expenditures	(474)	(365)
Net Cash Provided by (Used in) Investing Activities	73,449	(23,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	6,426	(20,606)
Net decrease in interest-bearing deposits	(15,894)	(2,619)
Net increase (decrease) in short-term borrowings	27,215	(7,908)
Proceeds from long-term borrowings	—	60,000
Repayments on long-term borrowings	(40,188)	—
Dividends paid	(6,923)	(5,267)
Common stock repurchased	(5,964)	(147)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	35	(48)
Net Cash (Used in) Provided by Financing Activities	(35,293)	23,405
Net Increase in Cash and Cash Equivalents	55,847	20,316
CASH AND CASH EQUIVALENTS — BEGINNING	47,262	65,958
CASH AND CASH EQUIVALENTS — ENDING	$103,109	$86,274
Supplemental disclosures of cash flow information
Cash paid for interest	$19,262	$10,885
Cash paid for income taxes	1,211	1,500
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$729	$—
Recognition of operating lease liabilities	729	—
Transactions related to acquisition:
Increase in assets and liabilities:
Net assets acquired	$877,557	$—
Liabilities assumed	793,908	—
Common shares issued	83,649	—
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
Recent Acquisition
Effective February 1, 2025, ACNB closed the acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. Traditions Bank operated eight community banking offices in South Central Pennsylvania which were included in the Acquisition. In April 2025, ACNB closed two of the eight Traditions Bank offices.
ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with additional locations in Jarrettsville, Maryland, and Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and six month periods ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2024 Annual Report on Form 10-K. Those significant accounting policies are unchanged at June 30, 2025 with the exception of the following modifications or additions:
Loans Held for Sale — The Corporation previously elected to measure loans originated and intended for sale in the secondary market at the lower of aggregate cost or fair value. Net unrealized losses were recognized through a valuation allowance by charges to income. During the first quarter of 2025, management made the decision to measure loans held for sale at fair value to more appropriately reflect the performance of its entire mortgage banking activities in its Consolidated Financial Statements. The impact of the change in accounting policy for prior periods presented was deemed to be immaterial. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the header “Derivative Financial Instruments and Hedging Activities” below and in Note 9, “Derivative Financial Instruments.” Changes in the fair value of loans held for sale and derivative financial instruments related to mortgage banking during the period are recorded as components of gain from mortgage loans held for sale on the Consolidated Statements of Income. Interest income earned on mortgage loans held for sale is classified within interest income on the Consolidated Statements of Income.
Derivative Financial Instruments and Hedging Activities — FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Corporation’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
Acquisition Accounting — The Corporation accounts for its mergers and acquisitions using the acquisition method of accounting, in accordance with the provisions of ASC 805 – Business Combinations. Under ASC 805, assets acquired and liabilities assumed in a business combination are at acquisition date fair value and transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of operations from the Acquisition date. In accordance with business combination accounting guidance, the Company's review of the fair values of the assets and liabilities acquired is ongoing, with management evaluating these fair values for up to one year following the Acquisition date. Adjustments would be recorded to goodwill in the period in which they were determined.
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
Traditions’ results of operations were included in the ACNB’s results of operations beginning on February 1, 2025. Net interest income and income before income taxes for Traditions were estimated to be $14.9 million and $5.3 million, respectively, since the date of acquisition through June 30, 2025 and is included in the Corporation’s Consolidated Statements of Income. ACNB’s financial results for any periods ended prior to February 1, 2025 reflect ACNB on a standalone basis. As a result, ACNB’s financial results for the three and six months ended June 30, 2025 may not be directly comparable to prior reported periods. Merger-related costs totaled $1.9 million and $10.0 million for the three and six months ended June 30, 2025, respectively.
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
The following table presents supplemental pro forma information for the three and six months ended June 30, 2025 and 2024 as if the acquisition had occurred January 1, 2024. The unaudited pro forma information includes acquisition accounting adjustments for interest income on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, interest expense of deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been affected on the assumed dates. In addition, the unaudited proforma information excludes merger-related expenses and the provision for credit losses on non-PCD loans at the Acquisition date, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration:

	Three months ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$30,550	$29,234	$61,698	$57,986
Net income	12,726	14,140	24,156	23,397

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding (basic)	10,451,469	8,502,268	10,130,666	8,497,686
Dilutive effect of unvested shares	36,050	38,438	26,665	28,491
Weighted average shares outstanding (diluted)	10,487,519	8,540,706	10,157,331	8,526,177
Per share:
Basic	$1.11	$1.32	$1.12	$2.12
Diluted	1.11	1.32	1.12	2.12
There were no antidilutive instruments at June 30, 2025 and 2024.
Share Repurchase Plan
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the six months ended June 30, 2025 the Corporation repurchased 147,464 shares. There were 215,372 treasury shares purchased under this plan through June 30, 2025.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were no shares purchased under this plan through June 30, 2025.

Note 4 – Investment Securities
Fair value of equity securities with readily determinable fair values at June 30, 2025 and December 31, 2024, are as follows:

(In thousands)	Fair Value at Beginning of Period	Gains (Losses)	Fair Value at End of Period
Six Months Ended June 30, 2025
CRA Mutual Fund	$919	$17	$936

Twelve Months Ended December 31, 2024
CRA Mutual Fund	$928	$(9)	$919

Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Available for Sale
U.S. Government and agencies	$152,825	$—	$12,208	$140,617
Collateralized mortgage obligations	56,710	199	2,831	54,078
Residential mortgage-backed securities	166,513	179	16,121	150,571
Commercial mortgage-backed securities	84,619	435	4,255	80,799
Corporate bonds	30,840	165	1,753	29,252
	$491,507	$978	$37,168	$455,317

Held to Maturity
State and municipal	$63,100	$—	$8,042	$55,058
Residential mortgage-backed securities	1,405	—	43	1,362
	$64,505	$—	$8,085	$56,420

December 31, 2024
Available for Sale
U.S. Government and agencies	$159,799	$—	$16,606	$143,193
Collateralized mortgage obligations	39,540	—	3,886	35,654
Residential mortgage-backed securities	159,349	2	20,811	138,540
Commercial mortgage-backed securities	65,350	—	4,565	60,785
Corporate bonds	17,600	—	1,797	15,803
	$441,638	$2	$47,665	$393,975

Held to Maturity
State and municipal	$62,838	$—	$7,586	$55,252
Residential mortgage-backed securities	1,740	—	68	1,672
	$64,578	$—	$7,654	$56,924

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025, and December 31, 2024:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$140,617	$12,208	$140,617	$12,208
Collateralized mortgage obligations	5,511	54	34,051	2,777	39,562	2,831
Residential mortgage-backed securities	—	—	131,192	16,121	131,192	16,121
Commercial mortgage-backed securities	8,879	13	28,627	4,242	37,506	4,255
Corporate bonds	—	—	14,347	1,753	14,347	1,753
	$14,390	$67	$348,834	$37,101	$363,224	$37,168

Held to Maturity
State and municipal	$—	$—	$55,058	$8,042	$55,058	$8,042
Residential mortgage-backed securities	—	—	1,362	43	1,362	43
	$—	$—	$56,420	$8,085	$56,420	$8,085

December 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$143,193	$16,606	$143,193	$16,606
Collateralized mortgage obligations	—	—	35,654	3,886	35,654	3,886
Residential mortgage-backed securities	2,692	26	135,626	20,785	138,318	20,811
Commercial mortgage-backed securities	31,860	73	28,925	4,492	60,785	4,565
Corporate bonds	—	—	15,803	1,797	15,803	1,797
	$34,552	$99	$359,201	$47,566	$393,753	$47,665

Held to Maturity
State and municipal	$—	$—	$55,252	$7,586	$55,252	$7,586
Residential mortgage-backed securities	—	—	1,672	68	1,672	68
	$—	$—	$56,924	$7,654	$56,924	$7,654

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
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of June 30, 2025 and December 31, 2024. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of June 30, 2025 and December 31, 2024.

Amortized cost and fair value at June 30, 2025, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$12,824	$12,692	$400	$391
Over 1 year through 5 years	112,306	105,199	3,781	3,442
Over 5 years through 10 years	56,535	50,437	32,700	30,933
Over 10 years	2,000	1,542	26,218	20,292
Mortgage-backed securities	307,842	285,447	1,406	1,362
	$491,507	$455,317	$64,505	$56,420

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Proceeds from sales	$389	$—	$98,272	$14,336
Proceeds from calls	11,822	—	12,322	1,984
Gross gains	56	—	56	87
Gross losses	34	—	34	18
ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At June 30, 2025 and December 31, 2024, securities with a carrying value of $159.4 million and $157.3 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.
Note 5 – Loans and Allowance for Credit Losses
The following table presents the composition of the loan portfolio:

(In thousands)	June 30, 2025	December 31, 2024
Commercial real estate	$1,254,733	$969,514
Residential mortgage	594,889	401,950
Commercial and industrial	226,276	140,906
Home equity lines of credit	122,546	85,685
Real estate construction	135,023	76,773
Consumer	10,253	9,318
Gross loans	2,343,720	1,684,146
Unearned income	(1,904)	(1,236)
Total loans, net of unearned income	$2,341,816	$1,682,910
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

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
June 30, 2025
Commercial real estate	$134	$—	$527	$661	$1,254,072	$1,254,733	$—
Residential mortgage	714	2,223	2,938	5,875	589,014	594,889	2,131
Commercial and industrial	25	—	143	168	226,108	226,276	—
Home equity lines of credit	862	48	272	1,182	121,364	122,546	272
Real estate construction	9	113	—	122	134,901	135,023	—
Consumer	48	3	24	75	10,178	10,253	24
Gross Loans	$1,792	$2,387	$3,904	$8,083	$2,335,637	$2,343,720	$2,427

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2024
Commercial real estate	$763	$527	$314	$1,604	$967,910	$969,514	$—
Residential mortgage	953	987	850	2,790	399,160	401,950	850
Commercial and industrial	437	24	155	616	140,290	140,906	—
Home equity lines of credit	161	—	91	252	85,433	85,685	91
Real estate construction	15	11	—	26	76,747	76,773	—
Consumer	47	18	—	65	9,253	9,318	—
Gross Loans	$2,376	$1,567	$1,410	$5,353	$1,678,793	$1,684,146	$941
Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	June 30, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total

Commercial real estate	$296	$3,661	$3,957	$314	$3,250	$3,564
Residential mortgage	—	1,203	1,203	—	—	—
Commercial and industrial	1,945	561	2,506	2,081	226	2,307
Home equity lines of credit	—	7	7	—	—	—
Total	$2,241	$5,432	$7,673	$2,395	$3,476	$5,871
During the six months ended June 30, 2025, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$7,673	$5,871
Greater than or equal to 90 days past due and accruing	2,427	941
Total nonperforming loans	$10,100	$6,812

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
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	June 30, 2025		December 31, 2024
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate

Commercial real estate	$—	$3,957	$—	$3,564
Residential mortgage	—	1,203	—	—
Commercial and industrial	2,150	356	2,307	—
Home equity lines of credit	—	7	—	—
Total	$2,150	$5,523	$2,307	$3,564
Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $2.2 million at June 30, 2025 and $373 thousand at December 31, 2024 and are included in nonperforming loans if they are greater than or equal to 90 days past due.
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
During the three and six months ended June 30, 2025 and 2024, the Corporation did not modify any loans nor were there any commitments to lend any additional funds on existing modified loans.
The following presents the performance of loans modified in the previous twelve months as of June 30, 2025:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,275	$—	$—	$—
Commercial and industrial	1,728	—	—	—
Total	$4,003	$—	$—	$—

As of June 30, 2025, the Corporation had no loans that defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$35,375	$158,487	$181,216	$210,165	$174,633	$429,326	$23,696	$1,212,898
Special Mention	417	1,524	2,825	3,262	6,032	14,488	1,346	29,894
Substandard	155	—	—	2,257	335	9,150	44	11,941
Total Commercial real estate	$35,947	$160,011	$184,041	$215,684	$181,000	$452,964	$25,086	$1,254,733
Residential mortgage
Pass	$19,174	$31,200	$36,709	$24,833	$39,388	$58,472	$637	$210,413
Special Mention	218	129	207	316	143	3,068	124	4,205
Substandard	—	—	356	1,049	—	283	—	1,688
Total Residential Mortgage	$19,392	$31,329	$37,272	$26,198	$39,531	$61,823	$761	$216,306
Commercial and industrial
Pass	$9,198	$21,303	$19,754	$26,091	$40,237	$37,186	$58,825	$212,594
Special Mention	356	149	124	3,226	140	602	3,174	7,771
Substandard	—	—	489	821	270	905	3,426	5,911
Total Commercial and industrial	$9,554	$21,452	$20,367	$30,138	$40,647	$38,693	$65,425	$226,276
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$291	$88	$32	$336	$8,334	$9,081
Special Mention	—	—	—	—	95	—	682	777
Substandard	—	—	—	—	—	6	7	13
Total Home equity lines of credit	$—	$—	$291	$88	$127	$342	$9,023	$9,871
Real estate construction
Pass	$13,662	$35,200	$21,610	$10,429	$1,742	$743	$6,104	$89,490
Special Mention	—	—	—	4,722	—	458	45	5,225
Substandard	—	—	—	—	—	57	—	57
Total Real estate construction	$13,662	$35,200	$21,610	$15,151	$1,742	$1,258	$6,149	$94,772
Performance Rated:
Residential mortgage
Performing	$18,722	$33,773	$58,090	$86,592	$42,236	$131,060	$5,979	$376,452
Nonperforming	—	—	—	835	229	1,067	—	2,131
Total Residential Mortgage	$18,722	$33,773	$58,090	$87,427	$42,465	$132,127	$5,979	$378,583
Home equity lines of credit
Performing	$—	$—	$16	$31	$—	$2,284	$110,072	$112,403
Nonperforming	—	—	—	—	—	—	272	272
Total Home equity lines of credit	$—	$—	$16	$31	$—	$2,284	$110,344	$112,675
Real estate construction
Performing	$13,212	$24,525	$715	$625	$152	$1,022	$—	$40,251
Total Real estate construction	$13,212	$24,525	$715	$625	$152	$1,022	$—	$40,251
Consumer
Performing	$834	$1,551	$1,201	$1,396	$365	$769	$4,113	$10,229
Nonperforming	—	—	—	—	—	14	10	24
Total Consumer	$834	$1,551	$1,201	$1,396	$365	$783	$4,123	$10,253
Year-to-date gross charge-offs	$—	$24	$14	$15	$—	$8	$96	$157
Total Portfolio loans:
Pass	$77,409	$246,190	$259,580	$271,606	$256,032	$526,063	$97,596	$1,734,476
Special Mention	991	1,802	3,156	11,526	6,410	18,616	5,371	47,872
Substandard	155	—	845	4,127	605	10,401	3,477	19,610
Performing	32,768	59,849	60,022	88,644	42,753	135,135	120,164	539,335
Nonperforming	—	—	—	835	229	1,081	282	2,427
Total Portfolio loans	$111,323	$307,841	$323,603	$376,738	$306,029	$691,296	$226,890	$2,343,720
Year-to-date gross charge-offs	$—	$24	$14	$15	$—	$22	$96	$171

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$120,989	$135,995	$164,167	$121,092	$55,408	$312,999	$17,276	$927,926
Special Mention	1,887	3,826	2,880	6,639	2,177	11,613	1,303	30,325
Substandard	—	—	2,332	342	1,485	7,059	45	11,263
Total Commercial real estate	$122,876	$139,821	$169,379	$128,073	$59,070	$331,671	$18,624	$969,514
Residential mortgage
Pass	$27,887	$35,566	$23,095	$38,848	$13,446	$31,784	$466	$171,092
Special Mention	130	1,692	167	146	366	3,246	115	5,862
Substandard	—	237	188	—	—	68	—	493
Total Residential mortgage	$28,017	$37,495	$23,450	$38,994	$13,812	$35,098	$581	$177,447
Commercial and industrial
Pass	$10,000	$10,067	$19,584	$29,673	$13,162	$18,976	$30,015	$131,477
Special Mention	165	109	246	192	78	459	2,554	3,803
Substandard	—	526	468	335	2	979	3,316	5,626
Total Commercial and industrial	$10,165	$10,702	$20,298	$30,200	$13,242	$20,414	$35,885	$140,906
Year-to-date gross charge-offs	$—	$38	$—	$—	$—	$100	$—	$138
Home equity lines of credit
Pass	$—	$294	$92	$—	$—	$501	$5,729	$6,616
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$294	$92	$—	$—	$507	$6,425	$7,318
Real estate construction
Pass	$21,227	$24,463	$7,719	$1,209	$298	$1,060	$6,086	$62,062
Special Mention	—	168	5,100	—	—	667	45	5,980
Substandard	—	—	—	—	—	62	—	62
Total Real estate construction	$21,227	$24,631	$12,819	$1,209	$298	$1,789	$6,131	$68,104
Performance Rated:
Residential mortgage
Performing	$14,786	$41,275	$39,943	$13,523	$13,876	$100,601	$72	$224,076
Nonperforming	—	—	—	—	—	427	—	427
Total Residential mortgage	$14,786	$41,275	$39,943	$13,523	$13,876	$101,028	$72	$224,503
Home equity lines of credit
Performing	$—	$18	$34	$—	$12	$2,591	$75,621	$78,276
Nonperforming	—	—	—	—	—	—	91	91
Total Home equity lines of credit	$—	$18	$34	$—	$12	$2,591	$75,712	$78,367
Real estate construction
Performing	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Total Real estate construction	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Consumer
Performing	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Total Consumer	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Year-to-date gross charge-offs	$—	$4	$9	$—	$1	$7	$197	$218
Total Portfolio loans
Pass	$180,103	$206,385	$214,657	$190,822	$82,314	$365,320	$59,572	$1,299,173
Special Mention	2,182	5,795	8,393	6,977	2,621	15,985	4,713	46,666
Substandard	—	763	2,988	677	1,487	8,174	3,361	17,450
Performing	23,272	43,036	42,396	14,148	14,352	104,858	78,277	320,339
Nonperforming	—	—	—	—	—	427	91	518
Total Portfolio loans	$205,557	$255,979	$268,434	$212,624	$100,774	$494,764	$146,014	$1,684,146
Year-to-date gross charge-offs	$—	$42	$9	$—	$1	$107	$197	$356

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended June 30, 2025
Beginning balance - April 1, 2025	$13,549	$5,128	$2,228	$487	$3,138	$116	$24,646
Charge-offs	—	—	—	—	—	(86)	(86)
Recoveries	—	—	7	—	—	14	21
(Reversal of) provisions	(512)	76	2	(37)	118	125	(228)
Ending balance - June 30, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353
Six Months Ended June 30, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	—	—	(14)	—	—	(157)	(171)
Recoveries	—	—	10	—	—	30	40
Provisions	1,661	2,088	631	143	1,169	48	5,740
Ending balance - June 30, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353

Three Months Ended June 30, 2024
Beginning balance - April 1, 2024	$12,240	$3,227	$1,960	$314	$2,313	$118	$20,172
Charge-offs	—	—	—	—	—	(52)	(52)
Recoveries	—	—	3	—	—	29	32
(Reversal of) provisions	(2,044)	(388)	(498)	(2)	(66)	8	(2,990)
Ending balance - June 30, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$17,162
Six Months Ended June 30, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$19,969
Charge-offs	—	—	—	—	—	(112)	(112)
Recoveries	—	—	18	—	—	54	72
(Reversal of) provisions	(1,814)	(464)	(601)	(85)	177	20	(2,767)
Ending balance - June 30, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$17,162
Note 6 – Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on the Bank or ACNB Insurance Services from its most recent testing performed as of November 30, 2024 using the qualitative approach. There were no impairment losses or accumulated impairment losses associated with goodwill as of June 30, 2025 and December 31, 2024.
The following table presents Goodwill at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Balance, beginning of year	$44,185	$44,185
Acquired goodwill	20,264	—
Balance, end of period	$64,449	$44,185

The following table presents intangible assets, net of accumulated amortization, for the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning of period	$25,835	$8,761	$7,838	$9,082
Acquired core deposit intangible	—	—	18,854	—
Amortization expense	(1,141)	(315)	(1,998)	(636)
Balance, end of period	$24,694	$8,446	$24,694	$8,446
The following table shows the amortization expense of the intangible assets for future periods:

Year	(In thousands)
Remainder of 2025	$2,259
2026	4,117
2027	3,628
2028	3,139
2029	2,732
Thereafter	8,819
$24,694
Note 7 – Deposits
Deposits were comprised of the following for the periods presented:

(In thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing demand deposits	$568,301	$451,503
Interest-bearing demand deposits	604,854	505,096
Money market	531,738	251,667
Savings	339,179	311,207
Total demand and savings	2,044,072	1,519,473
Time	480,469	273,028
Total deposits	$2,524,541	$1,792,501
Time deposits include brokered deposits totaling $69.0 million at June 30, 2025 and $24.1 million at December 31, 2024. Deposits with a fair value of $741.5 million at the date of the Acquisition were assumed and included an acquisition accounting adjustment of $215 thousand.
Scheduled maturities of time deposits at June 30, 2025 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$365,392	$71,644
1 - 2 years	22,273	1,975
2 - 3 years	11,309	834
3 - 4 years	2,738	1,602
4 - 5 years	2,702	—
Thereafter	—	—
Total time deposits	$404,414	$76,055

Note 8 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$13,669	0.21%	$15,826	0.23%
FHLB advances	25,000	4.43	—	—
Federal funds purchased	4,372	4.33	—	—
	$43,041	3.08%	$15,826	0.23%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $13.2 million at June 30, 2025.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,354	6.20	5,333	6.25
Subordinated debt	15,000	4.00	15,000	4.00
	$255,354	4.52%	$255,333	4.52%
________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.29 billion, of which $1.02 billion was available at June 30, 2025.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On June 12, 2025, the most recent interest rate reset date, the interest rate was adjusted to 6.21% through the period ending September 14, 2025. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
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
Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, ACNB enters into mandatory delivery and best efforts forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments and interest rate-lock commitments on residential mortgage loans are considered derivatives. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of forward and interest rate-lock commitments are recognized in current earnings.
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
The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Statements of Condition Location	Notional Amount	Asset (Liability) Fair Value
Interest rate lock commitments:
Assets	$65,414	$1,755	Other Assets	$—	$—
Liabilities	—	—	Other Liabilities	—	—

Forward commitments:
Assets	3,848	—	Other Assets	—	—
Liabilities	22,140	(162)	Other Liabilities	—	—

Interest rate derivatives with customers:
Assets	5,503	4	Other Assets	—	—
Liabilities	50,053	(4,186)	Other Liabilities	—	—

Interest rate derivatives with dealer counterparties:
Assets	50,053	4,186	Other Assets	—	—
Liabilities	5,503	(4)	Other Liabilities	—	—

The following presents a summary of the fair value gains and losses on derivative financial instruments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,		Consolidated Statements of Income Classification
(In thousands)	2025	2024	2025	2024
Interest Rate Lock Commitments	$283	$—	$543	$—	Gain from mortgage loans held for sale
Forward Commitments	(74)	—	(89)	—	Gain from mortgage loans held for sale
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	June 30, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$936	$—	$—	$936
AFS Investment Securities:
U.S. Government and agencies		—	140,617	—	140,617
Collateralized mortgage obligations		—	54,078	—	54,078
Residential mortgage-backed securities		—	150,571	—	150,571
Commercial mortgage-backed securities		—	80,799	—	80,799
Corporate bonds		—	29,252	—	29,252
Total AFS Investment Securities	Recurring	$—	$455,317	$—	$455,317
Loans held for sale	Recurring	—	16,455	—	16,455
Derivative assets	Recurring	—	5,945	—	5,945
Individually evaluated loans	Non-recurring	—	—	1,731	1,731
Foreclosed assets held for resale	Non-recurring	—	—	32	32
Liabilities
Derivative liabilities	Recurring	$—	$4,352	$—	$4,352

	December 31, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	143,193	—	143,193
Collateralized mortgage obligations		—	35,654	—	35,654
Residential mortgage-backed securities		—	138,540	—	138,540
Commercial mortgage-backed securities		—	60,785	—	60,785
Corporate bonds		—	15,803	—	15,803
Total AFS Investment Securities	Recurring	$—	$393,975	$—	$393,975
Loans held for sale	Recurring	—	426	—	426
Individually evaluated loans	Non-recurring	—	—	1,690	1,690
Foreclosed assets held for resale	Non-recurring	—	—	438	438
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
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
June 30, 2025
Individually evaluated loans	$1,731	Appraisal of collateral	Appraisal adjustments	16% – 100%	49%
Foreclosed assets held for resale	32	Appraisal of collateral	Appraisal adjustments	17%	17%

December 31, 2024
Individually evaluated loans	$1,690	Appraisal of collateral	Appraisal adjustments	16% – 100%	47%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17% – 53%	50%
_______________________________________
1Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, and/or age of the appraisal.
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	June 30, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,834	$32,834	$32,834	$—	$—
Interest-bearing deposits with banks	70,275	70,275	70,275	—	—
Equity securities with readily determinable fair values	936	936	936	—	—
Investment securities AFS	455,317	455,317	—	455,317	—
Investment securities HTM	64,505	56,420	—	56,420	—
Loans held for sale	16,455	16,455	—	16,455	—
Loans, net	2,317,463	2,336,043	—	—	2,336,043
Accrued interest receivable	11,177	11,177	—	11,177	—
Restricted investment in bank stocks	13,533	N/A	—	N/A	—
Derivative assets	5,945	5,945	—	5,945	—

Financial liabilities:
Demand deposits, savings, and money markets	$2,044,072	$1,752,549	$—	$1,752,549	$—
Time deposits	480,469	473,752	—	473,752	—
Securities sold under repurchase agreements	13,669	14,653	—	14,653	—
Federal funds purchased	4,372	4,479	—	4,479	—
FHLB Advances	260,000	263,112	—	263,112	—
Trust preferred and subordinated debt	20,354	18,929	—	18,929	—
Accrued interest payable	2,053	2,053	—	2,053	—
Derivative liabilities	4,352	4,352	—	4,352	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,352	$16,352	$16,352	$—	$—
Interest-bearing deposits with banks	30,910	30,910	30,910	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities AFS	393,975	393,975	—	393,975	—
Investment securities HTM	64,578	56,924	—	56,924	—
Loans held for sale	426	426	—	426	—
Loans, net	1,665,630	1,635,351	—	—	1,635,351
Accrued interest receivable	8,189	8,189	—	8,189	—
Restricted investment in bank stocks	10,853	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,519,473	$1,269,889	$—	$1,269,889	$—
Time deposits	273,028	267,336	—	267,336	—
Securities sold under repurchase agreements	15,826	16,435	—	16,435	—
FHLB Advances	235,000	235,290	—	235,290	—
Trust preferred and subordinated debt	20,333	18,420	—	18,420	—
Accrued interest payable	1,551	1,551	—	1,551	—
Note 11 – Stock-Based Compensation
The Corporation grants equity awards to employees in the form of restricted stock awards under its ACNB Corporation 2018 Omnibus Stock Incentive Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the vesting period of the stock issued. During the first half of 2025, 36,887 restricted stock awards were granted, 969 were forfeited, and 38,476 restricted stock awards vested.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Compensation Expense	$276	$241	$888	$775
Tax benefit	(61)	(55)	(199)	(176)
Total stock-based compensation, net of tax	$215	$186	$689	$599
Note 12 – Defined Benefit Pension Plan
The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$91	$107	$182	$214
Interest cost	399	374	798	748
Expected return on plan assets	(684)	(712)	(1,369)	(1,424)
Amortization of net loss	—	19	—	38
Net Periodic Benefit Income	$(194)	$(212)	$(389)	$(424)

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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at June 30, 2025 and at December 31, 2024.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.
A summary of the Corporation’s commitments were as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$555,611	$372,839
Standby letters of credit	29,656	15,103
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

Note 14 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized (Losses) Gains on Securities	Pension Liability	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2025
Balance at April 1, 2025	$(31,810)	$(3,508)	$(35,318)
Unrealized gain on AFS investment securities, net of income tax	2,318	—	2,318
Realized gains on investment securities, net of tax	(17)	—	(17)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax	166	—	166
Net current period other comprehensive income	2,467	—	2,467
Balance at June 30, 2025	$(29,343)	$(3,508)	$(32,851)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(38,160)	$(3,508)	$(41,668)
Unrealized gain on AFS investment securities, net of income tax	8,475	—	8,475
Realized gains on investment securities, net of tax	(17)	—	(17)
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax	359	—	359
Net current period other comprehensive income	8,817	—	8,817
Balance at June 30, 2025	$(29,343)	$(3,508)	$(32,851)

Three Months Ended June 30, 2024
Balance at April 1, 2024	$(42,882)	$(3,942)	$(46,824)
Unrealized gain on AFS investment securities, net of income tax	195	—	195
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax	215	—	215
Amortization of pension net loss, net of tax	—	15	15
Net current period other comprehensive income	410	15	425
Balance at June 30, 2024	$(42,472)	$(3,927)	$(46,399)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$(40,952)	$(3,957)	$(44,909)
Unrealized loss on AFS investment securities, net of income tax	(2,003)	—	(2,003)
Realized gains on investment securities, net of tax	53	—	53
Amortization of unrealized losses on investment securities transferred to HTM, net of income tax	430	—	430
Amortization of pension net loss, net of tax	—	30	30
Net current period other comprehensive (loss) income	(1,520)	30	(1,490)
Balance at June 30, 2024	$(42,472)	$(3,927)	$(46,399)

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
Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended June 30, 2025
Interest income	$41,576	$1	$(1)	$41,576
Noninterest income	5,775	2,908	(1)	8,682
Total consolidated revenues				50,258
Interest expense	10,316	—	248	10,564
Reversal of provision for credit losses and unfunded commitments	(582)	—	—	(582)
Depreciation and amortization expense	1,583	190	—	1,773
Salaries and employee benefits	12,020	1,572	101	13,693
Other noninterest expense[2]	9,385	419	96	9,900
Income (loss) before income taxes	14,629	728	(447)	14,910
Income tax expense (benefit)	3,167	189	(94)	3,262
Net income (loss)	$11,462	$539	$(353)	$11,648
Total assets	$3,242,501	$22,693	$(5,666)	$3,259,528
Goodwill	$56,064	$8,385	$—	$64,449
Net capital expenditures	$(199)	$14	$—	$(185)
Three Months Ended June 30, 2024
Interest income	$26,869	$1	$(1)	$26,869
Noninterest income	3,680	2,747	—	6,427
Total consolidated revenues				33,296
Interest expense	5,637	—	268	5,905
Reversal of provision for credit losses and unfunded commitments	(3,249)	—	—	(3,249)
Depreciation and amortization expense	562	196	—	758
Salaries and employee benefits	8,865	1,464	97	10,426
Other noninterest expense[2]	4,683	394	130	5,207
Income (loss) before income taxes	14,051	694	(496)	14,249
Income tax expense (benefit)	2,884	190	(104)	2,970
Net income (loss)	$11,167	$504	$(392)	$11,279
Total assets	$2,439,995	$24,107	$(6,349)	$2,457,753
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$256	$31	$—	$287
______________________________________
1Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses.
Other noninterest expense for Insurance includes equipment, net occupancy and professional services expenses.

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Six Months Ended June 30, 2025
Interest income	$77,866	$2	$(2)	$77,866
Noninterest income	10,800	5,055	11	15,866
Total consolidated revenues				93,732
Interest expense	19,267	—	497	19,764
Provision for credit losses and unfunded commitments	4,906	—	—	4,906
Depreciation and amortization expense	2,833	385	—	3,218
Salaries and employee benefits	23,318	3,034	202	26,554
Other noninterest expense[2]	23,949	755	225	24,929
Income (loss) before income taxes	14,393	883	(915)	14,361
Income tax expense (benefit)	2,940	231	(186)	2,985
Net income (loss)	$11,453	$652	$(729)	$11,376
Total assets	$3,242,501	$22,693	$(5,666)	$3,259,528
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$455	$19	$—	$474
Six Months Ended June 30, 2024
Interest income	$52,834	$2	$7	$52,843
Noninterest income	7,232	4,862	—	12,094
Total consolidated revenues				64,937
Interest expense	10,755	—	531	11,286
Reversal of provision for credit losses and unfunded commitments	(3,177)	—	—	(3,177)
Depreciation and amortization expense	1,129	395	—	1,524
Salaries and employee benefits	18,482	2,917	195	21,594
Other noninterest expense[2]	9,872	786	277	10,935
Income (loss) before income taxes	23,005	766	(996)	22,775
Income tax expense (benefit)	4,727	210	(209)	4,728
Net income (loss)	$18,278	$556	$(787)	$18,047
Total assets	$2,439,995	$24,107	$(6,349)	$2,457,753
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$334	$31	$—	$365
________________________________________
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
Forward-Looking Statements
In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, noninterest income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s Market Areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Corporation, customers and economy; legislative and regulatory changes; banking system instability caused by failures and financial uncertainty of various banks which may adversely impact the Corporation and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any similar standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Corporation and current customers, specifically the effect of the economy on loan customers’ ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Corporation’s Market Areas; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Corporation’s brand and protect the Corporation’s intellectual property rights; continued relationships with major customers; potential impacts to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses; and, trade and tariff uncertainties and volatility. Management considers subsequent events occurring after the balance sheet date for matters which may require adjustments to, or disclosure in, the Consolidated Financial Statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management’s analysis as of this date. The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Corporation files from time to time with the SEC, including the Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Corporation with the SEC.

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 33 community banking offices and a loan production office in Hunt Valley, Maryland. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster and Jarrettsville, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.
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
Traditions Acquisition
ACNB closed the Acquisition of Traditions effective February 1, 2025. Traditions contributed, after acquisition accounting adjustments, $877.7 million in assets, $648.5 million in loans and $741.5 million in deposits at the Acquisition date. Financial results for the six months ended June 30, 2025 were impacted by two discrete items that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $7.8 million.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$11,648	$11,279	$11,376	$18,047
Diluted earnings per share	$1.11	$1.32	$1.12	$2.12
Cash dividends declared	$0.34	$0.32	$0.66	$0.62
Return on average assets (annualized)	1.43%	1.86%	0.74%	1.49%
Return on average equity (annualized)	11.96%	16.12%	6.11%	12.95%
Net interest margin [1]	4.21%	3.82%	4.14%	3.79%
Non-performing loans to total loans, net of unearned income	0.43%	0.19%	0.43%	0.19%
Non-performing assets to total assets	0.31%	0.14%	0.31%	0.14%
Net charge-offs to average loans outstanding (annualized)	0.01%	0.00%	0.01%	0.00%
Allowance for credit losses to total loans, net of unearned income	1.04%	1.02%	1.04%	1.02%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Interest Income — Net interest income was $31.0 million for the three months ended June 30, 2025 compared to $21.0 million for the same period of 2024, an increase of $10.0 million. For the six months ended June 30, 2025, net interest income was $58.1 million compared to $41.6 million for the same period of 2024. The increase in net interest income and growth in average loans and deposits was driven primarily by the Acquisition.
◦Net Interest Margin — The Corporation’s FTE net interest margin increased to 4.21% for the three months ended June 30, 2025 compared to 3.82% in the same period of 2024, an increase of 39 bps. The FTE net interest margin for the six months ended June 30, 2025 was 4.14%, an increase of 35 bps from the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $2.2 million and $3.7 million for the three and six months ended June 30, 2025, respectively.

◦Yield on Average Earning Assets — For the three and six months ended June 30, 2025, the yield on average earning assets was 5.64% and 5.55%, respectively, an increase of 75 and 73 bps, respectively, compared to the same periods of 2024.
◦Loan Growth — Average loans increased $678.7 million and $589.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024.
◦Deposit Growth — Average interest-bearing deposits increased $613.8 million and $518.4 million for the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024.
•Asset Quality — The allowance for credit losses was $24.4 million at June 30, 2025 compared to $17.3 million at December 31, 2024. The increase was driven primarily by an initial allowance for credit losses of $5.5 million for non-PCD loans and $1.5 million for accruing PCD loans at the Acquisition date.
◦During the three months ended June 30, 2025, the Bank’s ACL model was updated to incorporate post-COVID data which resulted in lower loss rates utilized in the model. This model update resulted in reversals of the provision for credit losses and unfunded commitments of $228 thousand and $354 thousand, respectively, for the three months ended June 30, 2025. For the six months ended June 30, 2025, the provision for credit losses was $5.7 million and the provision for unfunded commitments was a reversal of $834 thousand.
◦Non-performing loans were $10.1 million, or 0.43%, of total loans at June 30, 2025 compared to $3.1 million, or 0.19%, of total loans at June 30, 2024. The increase was driven primarily by one long-standing commercial relationship in the healthcare industry, comprised of both owner-occupied commercial real estate and commercial and industrial loans, that moved into non-performing loan status during 2024 and by the Acquisition.
◦Annualized net charge-offs for both the three and six months ended June 30, 2025 were 0.01% of total average loans compared to 0.00% for both of the same periods of 2024.
•Noninterest income — Noninterest income was $8.7 million and $15.9 million for the three and six months ended June 30, 2025, respectively, an increase of $2.3 million and $3.8 million, respectively, for the same periods of 2024. The increase for the three months ended June 30, 2025 was driven primarily by the Acquisition, and an increase in insurance commissions. In addition to those factors, the increase for the six months ended June 30, 2025 was also driven by higher wealth management income and a gain on life insurance proceeds.
•Noninterest expenses — Noninterest expense was $25.4 million and $54.7 million for the three and six months ended June 30, 2025, respectively, an increase of $9.0 million and $20.6 million, respectively, for the same periods of 2024. The increases were driven primarily by the Acquisition.
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
RESULTS OF OPERATIONS
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Net income for the three months ended June 30, 2025 was $11.6 million, or $1.11 diluted earnings per share, compared to net income of $11.3 million, or $1.32 diluted earnings per share for the same period of 2024, an increase of $369 thousand, or $0.21 diluted earnings per share. The increase in net income was driven primarily by the Acquisition.
Net Interest Income
Net interest income totaled $31.0 million for the three months ended June 30, 2025 compared to $21.0 million for the same period of 2024, an increase of $10.0 million. The FTE net interest margin for the three months ended June 30, 2025 was 4.21%, a 39 bps increase from 3.82% for the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $2.2 million for the three months ended June 30, 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following the table is based on these taxable-equivalent amounts.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,296,429	$36,555	6.38%	$1,612,380	$22,675	5.66%
Tax-exempt	58,903	401	2.73	64,276	396	2.48
Total Loans [2]	2,355,332	36,956	6.29	1,676,656	23,071	5.53
Investment Securities:
Taxable	482,933	3,590	2.98	442,390	2,913	2.65
Tax-exempt	54,261	358	2.65	54,644	359	2.64
Total Investments [3]	537,194	3,948	2.95	497,034	3,272	2.65
Interest-bearing deposits with banks	77,348	831	4.31	50,851	684	5.41
Total Earning Assets	2,969,874	41,735	5.64	2,224,541	27,027	4.89
Cash and due from banks	25,610			21,041
Premises and equipment	32,019			25,903
Other assets	255,624			187,937
Allowance for credit losses	(24,615)			(20,124)
Total Assets	$3,258,512			$2,439,298

LIABILITIES
Interest-bearing demand deposits	$612,812	$514	0.34%	$513,163	$275	0.22%
Money markets	536,755	2,706	2.02	248,191	613	0.99
Savings deposits	342,327	27	0.03	327,274	30	0.04
Time deposits	473,589	4,037	3.42	263,045	1,725	2.64
Total Interest-Bearing Deposits	1,965,483	7,284	1.49	1,351,673	2,643	0.79
Short-term borrowings	44,515	341	3.07	37,256	304	3.28
Long-term borrowings	255,347	2,939	4.62	255,305	2,958	4.66
Total Borrowings	299,862	3,280	4.39	292,561	3,262	4.48
Total Interest-Bearing Liabilities	2,265,345	10,564	1.87	1,644,234	5,905	1.44
Noninterest-bearing demand deposits	563,321			485,351
Other liabilities	39,271			28,348
Stockholders’ Equity	390,575			281,365
Total Liabilities and Stockholders’ Equity	$3,258,512			$2,439,298
Taxable Equivalent Net Interest Income		31,171			21,122
Taxable Equivalent Adjustment		(159)			(158)
Net Interest Income		$31,012			$20,964
Cost of Funds			1.50%			1.12%
FTE Net Interest Margin			4.21%			3.82%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended June 30, 2025 compared to the same period of 2024:

	2025 versus 2024
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$9,653	$4,227	$13,880
Tax-exempt	(33)	38	5
Total Loans [2]	9,620	4,265	13,885
Securities
Taxable securities	268	409	677
Tax-exempt securities	(3)	2	(1)
Total Securities	265	411	676
Interest-bearing deposits with banks	357	(210)	147
Total	$10,242	$4,466	$14,708
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$55	$184	$239
Money markets	712	1,381	2,093
Savings deposits	2	(5)	(3)
Time deposits	1,386	926	2,312
Total Interest-Bearing Deposits	2,155	2,486	4,641
Short-term borrowings	59	(22)	37
Long-term borrowings	—	(19)	(19)
Total Borrowings	59	(41)	18
Total	2,214	2,445	4,659
Change in Net Interest Income	$8,028	$2,021	$10,049
________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
The increases in FTE interest income, interest expense and the increases to average interest-earning assets and liabilities were driven primarily by the Acquisition.
Total FTE interest income increased $14.7 million during the three months ended June 30, 2025 compared to the same period of 2024. ACNB experienced a $10.2 million increase in FTE interest income due to an increase in the average balance of interest earning assets and $4.5 million attributable to an increase in the yield on interest earning assets. FTE interest income on total loans increased $13.9 million compared to the same period of 2024. Average loans increased $678.7 million contributing $9.6 million to the increase in FTE interest income. The yield on total loans increased 76 bps, contributing $4.3 million to the increase.
Total interest expense increased $4.7 million during the three months ended June 30, 2025 compared to the same period of 2024. Total average interest-bearing deposits increased $613.8 million for the three months ended June 30, 2025 compared to the same period of 2024. Interest expense increased $2.5 million due to higher rates on interest-bearing deposits and increased $2.2 million as a result of the increase in average interest-bearing deposits. The cost of interest-bearing deposits was 1.49% for the three months ended June 30, 2025, an increase of 70 bps from the same period of 2024. The largest increases in rates were in money markets and time deposits which increased 103 and 78 bps, respectively.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses and unfunded commitments were reversals of $228 thousand and $354 thousand, respectively, for the three months ended June 30, 2025 compared to reversals of $3.0 million and $259 thousand, respectively, for the same period of 2024. The reversals of the provisions for credit losses and unfunded commitments for the three months ended June 30, 2025 were driven primarily by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. During the three months ended June 30, 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for the reversal of the provision for credit losses and unfunded commitments for the three months ended June 30, 2024. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments quarterly.
Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST INCOME
Insurance commissions	$2,908	$2,747	$161	5.9%
Service charges on deposits	1,179	1,021	158	15.5
Wealth management	1,090	1,069	21	2.0
Gain from mortgage loans held for sale	1,575	34	1,541	N/M
ATM debit card charges	905	841	64	7.6
Earnings on investment in bank-owned life insurance	627	493	134	27.2
Gain on life insurance proceeds	31	—	31	100.0
Net gains on sales or calls of investment securities	22	—	22	100.0
Net gains on equity securities	3	1	2	N/M
Other	342	221	121	54.8
Total Noninterest Income	$8,682	$6,427	$2,255	35.1%
Total noninterest income was $8.7 million for the three months ended June 30, 2025 compared to $6.4 million for the same period of 2024. The increase was driven primarily by the Acquisition. The increase in insurance commissions was driven primarily by timing of policy renewals and new business.

Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$13,693	$10,426	$3,267	31.3%
Equipment	2,539	1,570	969	61.7
Net occupancy	1,277	991	286	28.9
Professional services	743	529	214	40.5
FDIC and regulatory	435	348	87	25.0
Other tax	220	356	(136)	(38.2)
Intangible assets amortization	1,141	315	826	N/M
Merger-related	1,943	23	1,920	N/M
Other	3,375	1,833	1,542	84.1
Total Noninterest Expenses	$25,366	$16,391	$8,975	54.8%
Noninterest expenses increased $9.0 million for the three months ended June 30, 2025 compared to the same period of 2024 driven primarily by the Acquisition. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increase was driven primarily by an increased number of employees attributable to the Acquisition, merit increases and higher mortgage commissions.
•Equipment expenses increase was driven primarily by the Acquisition and the implementation of additional products into the core processing system.
•Other tax decreased driven primarily by earned income tax credits recognized in the three months ended June 30, 2025.
•Other increased $1.5 million driven primarily by the Acquisition, earned income tax related donations, and higher internet banking services.
•Merger-related expenses included professional services, lease terminations and fixed asset disposals, among other expenses incurred for the Acquisition.
Provision for Income Taxes
The Corporation recognized income tax expense of $3.3 million during the three months ended June 30, 2025 compared to $3.0 million during the same period of 2024. The provision for income taxes for the three months ended June 30, 2025 reflects a combined Federal and State ETR of 21.9% compared to an ETR of 20.8% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expense and state taxes. Additionally, ACNB has incurred non-deductible costs related to the Acquisition which are recorded within merger-related expenses on the Consolidated Statements of Income.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
Net income for the six months ended June 30, 2025 was $11.4 million, or $1.12 diluted earnings per share, compared to net income of $18.0 million, or $2.12 diluted earnings per share for the same period of 2024, a decrease of $6.7 million, or $1.00 diluted earnings per share. The decrease in net income for the six months ended June 30, 2025 was driven primarily by merger-related expenses, a higher provision for credit losses and higher noninterest expenses partially offset by an increase in net interest income and an increase in noninterest income compared to the same period of 2024.
Net Interest Income
Net interest income totaled $58.1 million for the six months ended June 30, 2025 compared to $41.6 million for the same period of 2024, an increase of $16.5 million. The FTE net interest margin for the six months ended June 30, 2025 was 4.14%, a 35 bps increase from 3.79% for the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $3.7 million for the six months ended June 30, 2025.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,188,852	$68,231	6.29%	$1,592,745	$44,145	5.57%
Tax-exempt	58,438	771	2.66	65,050	800	2.47
Total Loans [2]	2,247,290	69,002	6.19	1,657,795	44,945	5.45
Investment Securities:
Taxable	465,556	6,832	2.96	454,928	6,064	2.68
Tax-exempt	54,459	723	2.68	54,692	719	2.64
Total Investments [3]	520,015	7,555	2.93	509,620	6,783	2.68
Interest-bearing deposits with banks	75,276	1,623	4.35	52,504	1,434	5.49
Total Earning Assets	2,842,581	78,180	5.55	2,219,919	53,162	4.82
Cash and due from banks	23,120			20,790
Premises and equipment	30,967			26,051
Other assets	240,235			187,458
Allowance for credit losses	(22,290)			(20,044)
Total Assets	$3,114,613			$2,434,174

LIABILITIES
Interest-bearing demand deposits	$593,185	$1,038	0.35%	$512,932	$540	0.21%
Money markets	492,273	4,690	1.92	248,244	1,149	0.93
Savings deposits	336,746	54	0.03	331,244	58	0.04
Time deposits	442,343	7,498	3.42	253,763	3,056	2.42
Total Interest-Bearing Deposits	1,864,547	13,280	1.44	1,346,183	4,803	0.72
Short-term borrowings	41,634	635	3.08	42,170	643	3.07
Long-term borrowings	256,447	5,849	4.60	252,004	5,840	4.66
Total Borrowings	298,081	6,484	4.39	294,174	6,483	4.43
Total Interest-Bearing Liabilities	2,162,628	19,764	1.84	1,640,357	11,286	1.38
Noninterest-bearing demand deposits	538,282			485,999
Other liabilities	38,109			27,626
Stockholders’ Equity	375,594			280,192
Total Liabilities and Stockholders’ Equity	$3,114,613			$2,434,174
Taxable Equivalent Net Interest Income		58,416			41,876
Taxable Equivalent Adjustment		(314)			(319)
Net Interest Income		$58,102			$41,557
Cost of Funds			1.48%			1.07%
FTE Net Interest Margin			4.14%			3.79%
_____________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the six months ended June 30, 2025 compared to the same period of 2024:

	2025 versus 2024
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$16,465	$7,621	$24,086
Tax-exempt	(81)	52	(29)
Total Loans [2]	16,384	7,673	24,057
Securities
Taxable securities	141	627	768
Tax-exempt securities	(3)	7	4
Total Securities	138	634	772
Interest-bearing deposits with banks	620	(431)	189
Total	$17,142	$7,876	$25,018
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$84	$414	$498
Money markets	1,125	2,416	3,541
Savings deposits	1	(5)	(4)
Time deposits	2,263	2,179	4,442
Total Interest-Bearing Deposits	3,473	5,004	8,477
Short-term borrowings	(8)	—	(8)
Long-term borrowings	103	(94)	9
Total Borrowings	95	(94)	1
Total	3,568	4,910	8,478
Change in Net Interest Income	$13,574	$2,966	$16,540
______________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
The increases in FTE interest income, interest expense and the increases to average interest-earning assets and liabilities were driven primarily by the Acquisition.
Total FTE interest income increased $25.0 million during the six months ended June 30, 2025 compared to the same period of 2024. ACNB experienced a $17.1 million increase in FTE interest income due to an increase in the average balance of interest earning assets and $7.9 million attributable to an increase in the yield on interest earning assets. FTE interest income on total loans increased $24.1 million compared to the same period of 2024. Average loans increased $589.5 million contributing $16.4 million to the increase in FTE interest income. The yield on total loans increased 74 bps, contributing $7.7 million to the increase.
Total interest expense increased $8.5 million during the six months ended June 30, 2025 compared to the same period of 2024. Total average interest-bearing deposits increased $518.4 million for the six months ended June 30, 2025 compared to the same period of 2024. Interest expense increased $5.0 million due to higher rates on interest-bearing deposits as a result of the Acquisition and increased $3.5 million as a result of the increase in average interest-bearing deposits. The average cost of interest-bearing deposits was 1.44% for the six months ended June 30, 2025, an increase of 72 bps compared to the same period of 2024. The largest increases in rates were in time deposits and money markets which increased 100 and 99 bps, respectively.
Provision for Credit Losses and Unfunded Commitments
During the six months ended June 30, 2025, the provision for credit losses was $5.7 million and the provision for unfunded commitments was a reversal of $834 thousand compared to reversals of both the provision for credit losses and the provision for unfunded commitments of $2.8 million and $410 thousand, respectively, for the same period of 2024. In 2025, ACNB recorded an allowance for credit losses of $6.9 million at the Acquisition date, comprised of $5.5 million for non-PCD loans, which was recognized through the provision for credit losses, and $1.5 million for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans. The reversal of the provision for unfunded commitments was impacted by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. During the three months ended June 30, 2024, the reversals of both the provision for credit losses and the provision for unfunded commitments were a result of the Corporation’s revision to estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for the reversal of the provision for credit losses and unfunded commitments for the six months ended June 30, 2024. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments quarterly.
Noninterest Income
The following table presents the components of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST INCOME
Insurance commissions	$5,055	$4,862	$193	4.0%
Service charges on deposits	2,273	2,012	261	13.0
Wealth management	2,150	2,031	119	5.9
Gain from mortgage loans held for sale	2,430	82	2,348	N/M
ATM debit card charges	1,736	1,660	76	4.6
Earnings on investment in bank-owned life insurance	1,207	970	237	24.4
Gain on life insurance proceeds	285	—	285	100.0
Net gains on sales or calls of investment securities	22	69	(47)	(68.1)
Net gains (losses) on equity securities	17	(9)	26	N/M
Other	691	417	274	65.7
Total Noninterest Income	$15,866	$12,094	$3,772	31.2%
Total noninterest income was $15.9 million for the six months ended June 30, 2025 compared to $12.1 million for the same period of 2024. The increase was driven primarily by the Acquisition unless noted otherwise in categories with significant variances below:
•Insurance commissions increased compared to the same period of 2024 driven primarily by higher contingent income, growth in commissions on policy renewals and new business.
•Wealth management income increased compared to the same period of 2024 driven primarily by portfolio market appreciation and new business generation.
•Gain on life insurance proceeds for the six months ended June 30, 2025 was a result of a death benefit received on a life insurance policy.

Noninterest Expenses
The following table presents the components of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$26,554	$21,594	$4,960	23.0%
Equipment	4,819	3,299	1,520	46.1
Net occupancy	2,719	2,121	598	28.2
Professional services	1,320	1,145	175	15.3
FDIC and regulatory	836	723	113	15.6
Other tax	747	726	21	2.9
Intangible assets amortization	1,998	636	1,362	N/M
Merger expenses	9,974	23	9,951	N/M
Other	5,734	3,786	1,948	51.5
Total Noninterest Expenses	$54,701	$34,053	$20,648	60.6%
Noninterest expenses increased $20.6 million during the six months ended June 30, 2025 compared to the same period of 2024 driven primarily by the Acquisition. The more significant fluctuations by category explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increase was driven primarily by an increased number of employees attributable to the Acquisition, merit increases, higher mortgage commissions, and higher employee benefits.
•Equipment expense increase was driven primarily by the Acquisition and the implementation of new additional products into the core processing system.
•Professional services increases were driven primarily by higher expenses related to loan review and rate studies, external, internal audit and collection fees.
•FDIC and regulatory increased as a result of a higher FDIC assessment rate for 2025.
•Other increased driven primarily by the Acquisition, earned income tax related donations, and higher internet banking services.
•Merger-related expenses included professional fees, legal, external accounting, loan review, advisory fees, lease terminations, fixed asset disposals and severance and change in control expenses incurred for the Acquisition.
Provision for Income Taxes
The Corporation recognized income taxes of $3.0 million for the six months ended June 30, 2025 compared to $4.7 million during the same period of 2024. The provision for income taxes for the six months ended June 30, 2025 and for the same period of 2024 reflects a combined Federal and State ETR of 20.8%. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expense and state taxes. Additionally, ACNB has incurred non-deductible costs related to the Acquisition which are recorded within merger-related expenses on the Consolidated Statements of Income.
FINANCIAL CONDITION
Assets totaled $3.26 billion at June 30, 2025 and $2.39 billion at December 31, 2024. The Acquisition contributed $877.7 million to total assets.
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
Total investment securities were $520.8 million at June 30, 2025 compared to $459.5 million at December 31, 2024, an increase of 13.3%. Following the Acquisition date, ACNB completed the sale of approximately $98.0 million of investment securities previously held by Traditions with a yield of 5.03%. ACNB paid off $40.2 million of Traditions’ FHLB borrowings with a cost of 4.73% with the proceeds from the sale of the investment securities, and invested the remainder of the proceeds into investment securities with a yield of 5.07%. At June 30, 2025, the securities balance included a net unrealized loss on AFS securities of $29.3 million on amortized cost of $491.5 million compared to a net unrealized loss of $38.2 million on amortized cost of $441.6 million at December 31, 2024. At June 30, 2025, the securities balance included HTM securities with an amortized cost of $64.5 million and a fair value of $56.4 million as compared to an amortized cost of $64.6 million and a fair value of $56.9 million at December 31, 2024.

The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
Loans
The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	June 30, 2025	December 31, 2024	$	%
Commercial real estate	$1,254,733	$969,514	$285,219	29.4%
Residential mortgage	594,889	401,950	192,939	48.0
Commercial and industrial	226,276	140,906	85,370	60.6
Home equity lines of credit	122,546	85,685	36,861	43.0
Real estate construction	135,023	76,773	58,250	75.9
Consumer	10,253	9,318	935	10.0
Gross loans	2,343,720	1,684,146	659,574	39.2
Unearned income	(1,904)	(1,236)	(668)	(54.0)
Total loans, net of unearned income	$2,341,816	$1,682,910	$658,906	39.2%
Total loans, net of unearned income, outstanding increased $658.9 million, or 39.2%, from December 31, 2024 to June 30, 2025. The increase was driven primarily by the Acquisition. ACNB acquired $648.5 million in loans at the Acquisition date. Total acquisition accounting adjustments on loans were $22.2 million at June 30, 2025. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans pay off or mature. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real-estate, grew $285.2 million, or 29.4%, compared to December 31, 2024. The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 65.2% and 32.4%, respectively, at June 30, 2025, compared to 56.0% and 42.1%, respectively, at December 31, 2024. Less than 3% of the portfolio is for real estate in Urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 65.5% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above, with no loan category representing more than 3% of the total.
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 250.7% of total risk-based capital of the Bank as of June 30, 2025 compared to 207.0% of total risk-based capital of the Bank as of December 31, 2024. The increase was primarily a result of the addition of Traditions’ portfolio.
Residential real estate mortgages totaled $594.9 million, an increase of $192.9 million, or 48.0%, compared to December 31, 2024. Included in the residential real estate mortgages are $214.4 million of commercial loans and $66.6 million of consumer loans secured by residential real estate mortgages. Total residential real estate mortgages include $53.5 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans totaled $226.3 million, an increase of $85.4 million, or 60.6% compared to December 31, 2024. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments.
Allowance for Credit Losses and Asset Quality
The ACL at June 30, 2025 was $24.4 million, or 1.04% of total loans, net of unearned income as compared to $17.3 million, or 1.03% of loans, at December 31, 2024 and $17.2 million, or 1.02% of loans, at June 30, 2024. The increases of $7.1 million compared to December 31, 2024 and $7.2 million compared to June 30, 2024 were driven primarily by an initial $5.5 million ACL for non-PCD loans, which was recognized through the provision for credit losses, and a $1.5 million ACL for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans, at the Acquisition date.

Changes in the ACL were as follows for the periods presented:

	Three months ended June 30		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$24,646	$20,172	$17,280	$19,969
Initial allowance established for acquired PCD loans	—	—	1,464	—
(Reversal of) provision for credit losses	(228)	(2,990)	5,740	(2,767)
Loans charged-off	(86)	(52)	(171)	(112)
Recoveries on charged-off loans	21	32	40	72
Ending balance	$24,353	$17,162	$24,353	$17,162

Net charge-offs to average loans (annualized)	0.01%	0.00%	0.01%	0.00%
Allowance for credit losses to total loans	1.04%	1.02%	1.04%	1.02%
Information on nonaccrual loans, by collateral type rather than loan segment, at June 30, 2025, as compared to December 31, 2024, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2025
Commercial real estate	10	$4,313	$77	$—	In market	2006-2022
Business assets	5	2,150	453	—	In market	2009-2023
Residential real estate	6	1,210	—	—	In market	2019-2023
Total	21	$7,673	$530	$—

December 31, 2024
Commercial real estate	6	$3,564	$138	$—	In market	2006-2022
Business assets	4	2,307	569	—	In market	2009-2023
Total	10	$5,871	$707	$—
Nonaccrual loans increased $1.8 million from December 31, 2024 to June 30, 2025 driven primarily by the Acquisition. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of the Acquisition and were originated by Traditions’ banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	June 30, 2025	December 31, 2024	$	%
Noninterest-bearing demand deposits	$568,301	$451,503	$116,798	25.9%
Interest-bearing demand deposits	604,854	505,096	99,758	19.8
Money market	531,738	251,667	280,071	111.3
Savings	339,179	311,207	27,972	9.0
Total demand and savings	2,044,072	1,519,473	524,599	34.5
Time	480,469	273,028	207,441	76.0
Total deposits	$2,524,541	$1,792,501	$732,040	40.8%
ACNB relies on deposits as a primary source of funds for lending activities. The increase in deposits from December 31, 2024 to June 30, 2025 was driven primarily by the Acquisition. ACNB acquired $741.5 million in deposits at the Acquisition date. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at June 30, 2025 were municipal deposits totaling $117.5 million, or 4.7%, of total deposits compared to $111.0 million, or 6.2%, of total deposits at December 31, 2024. Time deposits increased $207.4 million and include brokered deposits totaling $69.0 million at June 30, 2025 compared to $24.1 million at December 31, 2024. ACNB Bank issued $40.0 million in brokered time deposits during the six months ended June 30, 2025 for general balance sheet management purposes. The loan-to-deposit ratio was 92.76% at June 30, 2025 compared to 93.89% at December 31, 2024.
ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 60% and 40%, respectively, of total Bank deposits as of June 30, 2025 compared to approximately 63% and 37%, respectively, as of December 31, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was 20.3% at June 30, 2025. As of June 30, 2025, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 297.9% of uninsured and non-collateralized Bank deposits. At June 30, 2025, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $164.0 million, or 6.4%, of total Bank deposits compared to $143.4 million, or 7.9%, of total Bank deposits at December 31, 2024.
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of June 30, 2025, short-term borrowings were $43.0 million, an increase of $27.2 million compared to $15.8 million at December 31, 2024. During the first quarter of 2025, ACNB paid off $40.2 million of short-term and long-term FHLB borrowings held by Traditions with a cost of 4.73% shortly following the Acquisition date. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Compared to December 31, 2024, securities sold under repurchase agreements balances decreased by $2.2 million, or 13.6%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Short-term FHLB advances at June 30, 2025 were $25.0 million compared to none at December 31, 2024. Short-term FHLB borrowings are used for general balance sheet management.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.4 million at June 30, 2025 compared to $255.3 million at December 31, 2024. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $395.2 million at June 30, 2025 compared to $303.3 million at December 31, 2024. The primary driver of the increase to stockholders’ equity was the issuance of 2,035,246 shares of common stock, or $83.6 million, to acquire Traditions. Other impacts to stockholders’ equity during the six months ended June 30, 2025 were net income of $11.4 million, an $8.8 million change in unrealized gains in AFS investment securities, cash dividends paid to ACNB Corporation stockholders of $6.9 million, and common stock repurchases of $6.0 million.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the six months ended June 30, 2025, 10,598 shares were issued under this plan with proceeds in the amount of $546 thousand.
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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
June 30, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	10.97%	4.00%	N/A
ACNB Bank	10.54%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	13.96%	4.50%	N/A
ACNB Bank	13.61%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.17%	6.00%	N/A
ACNB Bank	13.61%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	15.75%	8.00%	N/A
ACNB Bank	14.58%	8.00%	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	12.52%	4.00%	N/A
ACNB Bank	12.03%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.27%	4.50%	N/A
ACNB Bank	16.03%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.56%	6.00%	N/A
ACNB Bank	16.03%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	18.36%	8.00%	N/A
ACNB Bank	17.02%	8.00%	10.00%
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
At June 30, 2025, ACNB’s banking subsidiary had borrowing capacity of approximately $1.29 billion from the FHLB, of which $1.02 billion was available. At June 30, 2025, ACNB’s banking subsidiary could borrow approximately $56.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of June 30, 2025, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of June 30, 2025. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of June 30, 2025.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $13.7 million and $15.8 million at June 30, 2025, and December 31, 2024, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2025, the Corporation had unfunded outstanding commitments to extend credit of $555.6 million and outstanding standby letters of credit of $29.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
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
The simulation analysis results are presented in the table below. At June 30, 2025, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model in a down rate environment as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	June 30, 2025	December 31, 2024	Policy Limits
(200)	(0.7)%	(1.7)%	(10.0)%
(100)	(0.7)%	(1.0)%	(5.0)%
100	0.3%	0.3%	(5.0)%
200	(0.2)%	(0.3)%	(10.0)%
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

The results at June 30, 2025 and December 31, 2024 are reflected in the following table. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	June 30, 2025	December 31, 2024	Policy Limits
(200)	(11.6)%	(10.8)%	(35.0)%
(100)	(4.0)%	(3.7)%	(20.0)%
100	(0.1)%	(1.2)%	(20.0)%
200	(2.3)%	(4.8)%	(35.0)%
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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of June 30, 2025, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.

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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of June 30, 2025, there were no issued or outstanding shares of preferred stock.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of June 30, 2025, there were 180,488 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 393,567. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This new common stock repurchase program replaces and supersedes any and all earlier announced repurchase plans. There were no shares issued under this plan through June 30, 2025.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. This new common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 71,592 shares repurchased during the three months ended June 30, 2025. As of June 30, 2025, 215,372 shares of common stock had been repurchased under this plan. The plan was replaced by the plan announced on June 18, 2025.
Following is a summary of the Corporation’s purchases of common stock during the second quarter of 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30, 2025	68,256	$39.43	212,036	43,539
May 1 - May 31, 2025	760	$40.99	212,796	42,779
June 1 - June 30, 2025	2,576	$40.95	215,372	40,203

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.

ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.

ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 10.16
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

Exhibit 10.21
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

Exhibit 10.25
Salary Continuation Agreement by and between ACNB Bank and Laurie A. Laub dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

Exhibit 10.26
First Amendment to ACNB Bank Amended and Restated Executive Supplemental Life Insurance Plan dated December 31, 2014. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 10.27
ACNB Bank 2023 Executive Supplemental Life Insurance Plan dated November 1, 2023 and Participant Election Form. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2023.)

Exhibit 10.28
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2024. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2024.)

Exhibit 10.29
Employment Agreement by and between ACNB Corporation, ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.30
Salary Continuation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.31
Deferred Compensation Agreement by and between ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.32
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 15, 2024. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 20, 2024.)

Exhibit 10.33
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 14, 2025. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 19, 2025.)

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

ACNB CORPORATION (Registrant)

Date:	August 7, 2025	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)