Form 10-Q
period 2025-09-30
ACNB CORP
filed 2025-11-06
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding on October 30, 2025, was 10,384,812.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
ALCO	Asset Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CECL	Current Expected Credit Loss
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
COVID/COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
Market Area	Southcentral Pennsylvania and Northern Maryland
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other comprehensive income
PCD	Purchased credit-deteriorated
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$30,500	$16,352
Interest-bearing deposits with banks	71,639	30,910
Total Cash and Cash Equivalents	102,139	47,262
Equity securities with readily determinable fair values	945	919
Investment securities available for sale, at estimated fair value	462,217	393,975
Investment securities held to maturity, at amortized cost (fair value $56,932, $56,924)	63,408	64,578
Loans held for sale	16,850	426
Total loans, net of unearned income	2,336,605	1,682,910
Less: Allowance for credit losses	(23,660)	(17,280)
Loans, net	2,312,945	1,665,630
Premises and equipment, net	31,107	25,454
Right of use asset	4,403	2,663
Restricted investment in bank stocks	14,462	10,853
Investment in bank-owned life insurance	96,755	81,850
Investments in low-income housing partnerships	783	877
Goodwill	64,449	44,185
Intangible assets, net	23,565	7,838
Assets held for sale	275	—
Foreclosed assets held for resale	32	438
Other assets	56,503	47,882
Total Assets	$3,250,838	$2,394,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$581,697	$451,503
Interest-bearing	1,884,199	1,340,998
Total Deposits	2,465,896	1,792,501
Short-term borrowings	80,468	15,826
Long-term borrowings	255,365	255,333
Lease liability	4,696	2,764
Allowance for unfunded commitments	1,384	1,394
Other liabilities	34,387	23,739
Total Liabilities	2,842,196	2,091,557

Stockholders’ Equity:
Preferred stock, $2.50 par value, 20,000,000 shares authorized; no shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $2.50 par value, 20,000,000 shares authorized; 11,023,573 and 8,945,293 shares issued; 10,423,015 and 8,553,785 shares outstanding at September 30, 2025 and December 31, 2024, respectively	27,555	22,357
Treasury stock, at cost, 600,558 and 391,508 shares at September 30, 2025 and December 31, 2024, respectively	(19,875)	(11,203)
Additional paid-in capital	179,130	99,163
Retained earnings	250,410	234,624
Accumulated other comprehensive loss	(28,578)	(41,668)
Total Stockholders’ Equity	408,642	303,273
Total Liabilities and Stockholders’ Equity	$3,250,838	$2,394,830
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$36,961	$23,108	$105,192	$67,253
Tax-exempt	324	311	933	943
Investment Securities:
Taxable	3,430	2,617	9,615	8,193
Tax-exempt	281	284	852	852
Dividends	332	251	979	739
Other	1,162	670	2,785	2,104
Total Interest and Dividend Income	42,490	27,241	120,356	80,084
INTEREST EXPENSE
Deposits	6,872	3,112	20,152	7,915
Short-term borrowings	513	204	1,148	847
Long-term borrowings	2,968	2,983	8,817	8,823
Total Interest Expense	10,353	6,299	30,117	17,585
Net Interest Income	32,137	20,942	90,239	62,499
(Reversal of) provision for credit losses	(584)	81	5,156	(2,686)
(Reversal of) provision for unfunded commitments	(145)	40	(979)	(370)
Net Interest Income after (Reversal of) Provisions for Credit Losses and Unfunded Commitments	32,866	20,821	86,062	65,555
NONINTEREST INCOME
Insurance commissions	2,545	2,787	7,600	7,649
Service charges on deposits	1,286	1,048	3,559	3,060
Wealth management	1,125	1,188	3,275	3,219
Gain from mortgage loans held for sale	1,463	112	3,893	194
ATM debit card charges	904	828	2,640	2,488
Earnings on investment in bank-owned life insurance	651	503	1,858	1,473
Gain on life insurance proceeds	—	—	285	—
Net gains on sales or calls of investment securities	—	—	22	69
Net gains on equity securities	9	28	26	19
Other	428	339	1,119	756
Total Noninterest Income	8,411	6,833	24,277	18,927
NONINTEREST EXPENSES
Salaries and employee benefits	13,191	11,017	39,745	32,611
Equipment	2,302	1,698	7,121	4,997
Net occupancy	1,217	945	3,936	3,066
Professional services	588	409	1,908	1,554
FDIC and regulatory	457	365	1,293	1,088
Other tax	561	360	1,308	1,086
Intangible assets amortization	1,129	304	3,127	940
Merger-related	169	1,137	10,143	1,160
Other	2,747	2,009	8,481	5,795
Total Noninterest Expenses	22,361	18,244	77,062	52,297
Income Before Income Taxes	18,916	9,410	33,277	32,185
Income tax expense	4,046	2,206	7,031	6,934
Net Income	$14,870	$7,204	$26,246	$25,251
PER SHARE DATA
Basic earnings	$1.43	$0.85	$2.57	$2.97
Diluted earnings	$1.42	$0.84	$2.56	$2.96
Weighted average shares basic	10,419,581	8,507,140	10,228,029	8,500,860
Weighted average shares diluted	10,455,461	8,545,578	10,257,800	8,532,691
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
NET INCOME	$14,870	$7,204	$26,246	$25,251

OTHER COMPREHENSIVE INCOME
INVESTMENT SECURITIES
Unrealized gains arising during the period, net of income tax expense of $882, $3,621, $3,902 and $3,034, respectively	4,266	12,334	12,741	10,331
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax effect of $0, $0, $(5), and $16, respectively	—	—	(17)	53
Total unrealized gains on AFS investment securities	4,266	12,334	12,724	10,384
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income taxes of $36, $63, $141, and $189, respectively	133	215	492	645

DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized losses on interest rate derivatives used in cash flow hedges, net of income tax benefit of $(37), $—, $(37), and $—, respectively	(126)	—	(126)	—

DEFINED BENEFIT PENSION PLAN
Amortization of pension net loss, net of income tax expense of $0, $4, $0, and $13, respectively	—	15	—	45
TOTAL OTHER COMPREHENSIVE INCOME	4,273	12,564	13,090	11,074
TOTAL COMPREHENSIVE INCOME	$19,143	$19,768	$39,336	$36,325

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2025

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2025	8,553,785	$22,357	$(11,203)	$99,163	$234,624	$(41,668)	$303,273
Net loss	—	—	—	—	(272)	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	—	6,350	6,350
Issuance of common stock to acquire Traditions	2,035,246	5,088	—	78,561	—	—	83,649
Common stock shares issued	6,470	16	—	251	—	—	267
Repurchased shares	(75,872)	—	(3,106)	—	—	—	(3,106)
Restricted stock grants, net of forfeitures and withheld for taxes	24,042	60	—	(576)	—	—	(516)
Compensation expense for restricted shares	—	—	—	612	—	—	612
Cash dividends declared ($0.32 per share)	—	—	—	—	(3,374)	—	(3,374)
BALANCE – March 31, 2025	10,543,671	27,521	(14,309)	178,011	230,978	(35,318)	386,883
Net income	—	—	—	—	11,648	—	11,648
Other comprehensive income, net of taxes	—	—	—	—	—	2,467	2,467
Common stock shares issued	4,128	11	—	268	—	—	279
Repurchased shares	(71,592)	—	(2,858)	—	—	—	(2,858)
Restricted stock grants, net of forfeitures and withheld for taxes	1,942	7	—	(2)	—	—	5
Compensation expense for restricted shares	—	—	—	276	—	—	276
Cash dividends declared ($0.34 per share)	—	—	—	—	(3,549)	—	(3,549)
BALANCE – June 30, 2025	10,478,149	27,539	(17,167)	178,553	239,077	(32,851)	395,151
Net income	—	—	—	—	14,870	—	14,870
Other comprehensive income, net of taxes	—	—	—	—	—	4,273	4,273
Common stock shares issued	6,452	16	—	276	—	—	292
Repurchased shares	(61,586)	—	(2,708)	—	—	—	(2,708)
Compensation expense for restricted shares	—	—	—	301	—	—	301
Cash dividends declared ($0.34 per share)	—	—	—	—	(3,537)	—	(3,537)
BALANCE – September 30, 2025	10,423,015	$27,555	$(19,875)	$179,130	$250,410	$(28,578)	$408,642

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2024

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2024	8,511,453	$22,231	$(10,954)	$97,602	$213,491	$(44,909)	$277,461
Net income	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,915)	(1,915)
Common stock shares issued	4,898	13	—	161	—	—	174
Repurchased shares	(4,200)	—	(147)	—	—	—	(147)
Restricted stock grants, net of forfeitures and withheld for taxes	27,424	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	—	534	—	—	534
Cash dividends declared ($0.30 per share)	—	—	—	—	(2,547)	—	(2,547)
BALANCE – March 31, 2024	8,539,575	22,315	(11,101)	97,818	217,712	(46,824)	279,920
Net income	—	—	—	—	11,279	—	11,279
Other comprehensive income, net of taxes	—	—	—	—	—	425	425
Common stock shares issued	6,054	15	—	171	—	—	186
Compensation expense for restricted shares	—	—	—	241	—	—	241
Cash dividends declared ($0.32 per share)	—	—	—	—	(2,720)	—	(2,720)
BALANCE – June 30, 2024	8,545,629	22,330	(11,101)	98,230	226,271	(46,399)	289,331
Net income	—	—	—	—	7,204	—	7,204
Other comprehensive income, net of taxes	—	—	—	—	—	12,564	12,564
Common stock shares issued	5,638	14	—	223	—	—	237
Repurchased shares	(2,642)	—	(102)	—	—	—	(102)
Compensation expense for restricted shares	—	—	—	244	—	—	244
Cash dividends declared ($0.32 per share)	—	—	—	—	(2,723)	—	(2,723)
BALANCE – September 30, 2024	8,548,625	$22,344	$(11,203)	$98,697	$230,752	$(33,835)	$306,755

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,246	$25,251
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(3,893)	(194)
Earnings on investment in bank-owned life insurance	(1,858)	(1,473)
Gain on life insurance proceeds	(285)	—
Gain on sales or calls of securities	(22)	(69)
Gain on equity securities	(26)	(19)
Restricted stock compensation expense	1,189	1,019
Depreciation and amortization	4,976	2,268
Provision for (reversal of) credit losses and unfunded commitments	4,177	(3,056)
Net amortization of investment securities premiums	960	1,300
Decrease in interest receivable	351	93
(Decrease) increase in interest payable	(661)	737
Mortgage loans originated for sale	(137,252)	(9,010)
Proceeds from sales of loans originated for sale	137,233	8,404
Decrease in other assets	313	10,954
Decrease (increase) in deferred tax asset	6,807	(4,144)
Increase in other liabilities	2,633	2,015
Net Cash Provided by Operating Activities	40,888	34,076
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	1,503	554
Proceeds from calls/maturities of investment securities available for sale	40,767	31,783
Proceeds from sales of investment securities available for sale	98,272	14,336
Purchase of investment securities available for sale	(93,632)	—
Purchase of restricted investment in bank stocks	(286)	(1,176)
Net increase in loans	(5,473)	(49,193)
Net cash and cash equivalents received from acquisition	36,206	—
Net capital expenditures	(904)	(587)
Net Cash Provided by (Used in) Investing Activities	76,453	(4,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	19,822	(36,831)
Net decrease in interest-bearing deposits	(87,935)	(33,665)
Net increase (decrease) in short-term borrowings	64,642	(19,113)
Proceeds from long-term borrowings	—	60,000
Repayments on long-term borrowings	(40,188)	—
Dividends paid	(10,460)	(7,990)
Common stock repurchased	(8,672)	(249)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	327	189
Net Cash Used in Financing Activities	(62,464)	(37,659)
Net Increase (Decrease) in Cash and Cash Equivalents	54,877	(7,866)
CASH AND CASH EQUIVALENTS — BEGINNING	47,262	65,958
CASH AND CASH EQUIVALENTS — ENDING	$102,139	$58,092
Supplemental disclosures of cash flow information
Cash paid for interest	$29,365	$16,848
Cash paid for income taxes	1,941	4,175
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$729	$—
Recognition of operating lease liabilities	729	—
Premises and equipment, net transferred to assets held for sale	275	—
Transactions related to acquisition:
Increase in assets and liabilities:
Net assets acquired	$877,557	$—
Liabilities assumed	793,908	—
Common shares issued	83,649	—
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
ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with an additional location in Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and nine month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2024 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2025 with the exception of the following modifications or additions:
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
The Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Corporation may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Corporation elects not to apply hedge accounting.
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
Traditions’ results of operations were included in the ACNB’s results of operations beginning on February 1, 2025. Net interest income and income before income taxes for Traditions were estimated to be $23.4 million and $8.1 million, respectively, since the date of acquisition through September 30, 2025 and is included in the Corporation’s Consolidated Statements of Income. ACNB’s financial results for any periods ended prior to February 1, 2025 reflect ACNB on a standalone basis. As a result,

ACNB’s financial results for the three and nine months ended September 30, 2025 may not be directly comparable to prior reported periods. Merger-related costs totaled $169 thousand and $10.1 million for the three and nine months ended September 30, 2025, respectively.
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
The following table presents supplemental pro forma information for the three and nine months ended September 30, 2025 and 2024 as if the acquisition had occurred January 1, 2024. The unaudited pro forma information includes acquisition accounting adjustments for interest income on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, interest expense of deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been affected on the assumed dates. In addition, the unaudited proforma information excludes merger-related expenses and the provision for credit losses on non-PCD loans at the Acquisition date, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$30,027	$29,105	$91,725	$87,091
Net income	13,980	8,242	38,136	31,639
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding (basic)	10,419,581	8,507,140	10,228,029	8,500,860
Dilutive effect of unvested shares	35,880	38,438	29,771	31,831
Weighted average shares outstanding (diluted)	10,455,461	8,545,578	10,257,800	8,532,691
Per share:
Basic	$1.43	$0.85	$2.57	$2.97
Diluted	1.42	0.84	2.56	2.96
There were no antidilutive instruments at September 30, 2025 and 2024.
Share Repurchase Plans
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 61,586 shares purchased under this plan during the three months ended September 30, 2025.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. The plan was replaced by the plan announced on June 18, 2025. There were 215,372 treasury shares purchased under this plan through June 30, 2025.
Note 4 – Investment Securities
Fair value of equity securities with readily determinable fair values at September 30, 2025 and December 31, 2024, are as follows:

(In thousands)	Fair Value at Beginning of Period	Gains (Losses)	Fair Value at End of Period
Nine Months Ended September 30, 2025
CRA Mutual Fund	$919	$26	$945

Twelve Months Ended December 31, 2024
CRA Mutual Fund	$928	$(9)	$919

Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Available for Sale
U.S. Government and agencies	$148,469	$—	$10,696	$137,773
Collateralized mortgage obligations	54,782	182	2,489	52,475
Residential mortgage-backed securities	163,697	381	14,270	149,808
Commercial mortgage-backed securities	93,389	800	3,957	90,232
State and municipal	4,066	—	28	4,038
Corporate bonds	28,856	309	1,274	27,891
	$493,259	$1,672	$32,714	$462,217

Held to Maturity
State and municipal	$62,170	$—	$6,442	$55,728
Residential mortgage-backed securities	1,238	—	34	1,204
	$63,408	$—	$6,476	$56,932

December 31, 2024
Available for Sale
U.S. Government and agencies	$159,799	$—	$16,606	$143,193
Collateralized mortgage obligations	39,540	—	3,886	35,654
Residential mortgage-backed securities	159,349	2	20,811	138,540
Commercial mortgage-backed securities	65,350	—	4,565	60,785
Corporate bonds	17,600	—	1,797	15,803
	$441,638	$2	$47,665	$393,975

Held to Maturity
State and municipal	$62,838	$—	$7,586	$55,252
Residential mortgage-backed securities	1,740	—	68	1,672
	$64,578	$—	$7,654	$56,924

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025, and December 31, 2024:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$137,773	$10,696	$137,773	$10,696
Collateralized mortgage obligations	4,538	31	33,012	2,458	37,550	2,489
Residential mortgage-backed securities	2,493	31	128,239	14,239	130,732	14,270
Commercial mortgage-backed securities	1,293	1	27,571	3,956	28,864	3,957
State and municipal	4,038	28	—	—	4,038	28
Corporate bonds	—	—	12,826	1,274	12,826	1,274
	$12,362	$91	$339,421	$32,623	$351,783	$32,714

Held to Maturity
State and municipal	$—	$—	$55,728	$6,442	$55,728	$6,442
Residential mortgage-backed securities	—	—	1,204	34	1,204	34
	$—	$—	$56,932	$6,476	$56,932	$6,476

December 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$143,193	$16,606	$143,193	$16,606
Collateralized mortgage obligations	—	—	35,654	3,886	35,654	3,886
Residential mortgage-backed securities	2,692	26	135,626	20,785	138,318	20,811
Commercial mortgage-backed securities	31,860	73	28,925	4,492	60,785	4,565
Corporate bonds	—	—	15,803	1,797	15,803	1,797
	$34,552	$99	$359,201	$47,566	$393,753	$47,665

Held to Maturity
State and municipal	$—	$—	$55,252	$7,586	$55,252	$7,586
Residential mortgage-backed securities	—	—	1,672	68	1,672	68
	$—	$—	$56,924	$7,654	$56,924	$7,654
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
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of September 30, 2025 and December 31, 2024. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine if an ACL is required. The Corporation did not have an ACL for HTM investment securities as of September 30, 2025 and December 31, 2024.

Amortized cost and fair value at September 30, 2025, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately below.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$8,756	$8,720	$400	$393
Over 1 year through 5 years	135,684	128,082	4,640	4,320
Over 5 years through 10 years	32,885	28,863	37,322	35,153
Over 10 years	4,066	4,037	19,808	15,862
Mortgage-backed securities	311,868	292,515	1,238	1,204
	$493,259	$462,217	$63,408	$56,932
The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Proceeds from sales	$—	$—	$98,272	$14,336
Proceeds from calls	2,000	—	14,322	1,984
Gross gains	—	—	56	87
Gross losses	—	—	34	18
ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At September 30, 2025 and December 31, 2024, securities with a carrying value of $200.0 million and $157.3 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.
Note 5 – Loans and Allowance for Credit Losses
The following table presents the composition of the loan portfolio:

(In thousands)	September 30, 2025	December 31, 2024
Commercial real estate	$1,263,896	$969,514
Residential mortgage	593,283	401,950
Commercial and industrial	218,364	140,906
Home equity lines of credit	125,839	85,685
Real estate construction	126,451	76,773
Consumer	10,144	9,318
Gross loans	2,337,977	1,684,146
Unearned income	(1,372)	(1,236)
Total loans, net of unearned income	$2,336,605	$1,682,910
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

One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
September 30, 2025
Commercial real estate	$132	$135	$89	$356	$1,263,540	$1,263,896	$—
Residential mortgage	320	975	3,583	4,878	588,405	593,283	2,910
Commercial and industrial	115	—	143	258	218,106	218,364	—
Home equity lines of credit	572	227	70	869	124,970	125,839	70
Real estate construction	—	—	—	—	126,451	126,451	—
Consumer	56	17	—	73	10,071	10,144	—
Gross Loans	$1,195	$1,354	$3,885	$6,434	$2,331,543	$2,337,977	$2,980

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2024
Commercial real estate	$763	$527	$314	$1,604	$967,910	$969,514	$—
Residential mortgage	953	987	850	2,790	399,160	401,950	850
Commercial and industrial	437	24	155	616	140,290	140,906	—
Home equity lines of credit	161	—	91	252	85,433	85,685	91
Real estate construction	15	11	—	26	76,747	76,773	—
Consumer	47	18	—	65	9,253	9,318	—
Gross Loans	$2,376	$1,567	$1,410	$5,353	$1,678,793	$1,684,146	$941
Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	September 30, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$—	$3,573	$3,573	$314	$3,250	$3,564
Residential mortgage	—	1,062	1,062	—	—	—
Commercial and industrial	1,877	518	2,395	2,081	226	2,307
Home equity lines of credit	—	6	6	—	—	—
Total	$1,877	$5,159	$7,036	$2,395	$3,476	$5,871
During the nine months ended September 30, 2025, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$7,036	$5,871
Greater than or equal to 90 days past due and accruing	2,980	941
Total nonperforming loans	$10,016	$6,812

Nonperforming loans include consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual.
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
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	September 30, 2025		December 31, 2024
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$3,573	$—	$3,564
Residential mortgage	—	1,062	—	—
Commercial and industrial	2,058	337	2,307	—
Home equity lines of credit	—	6	—	—
Total	$2,058	$4,978	$2,307	$3,564
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
During the three and nine months ended September 30, 2025 the Corporation did not modify any loans nor were there any commitments to lend any additional funds on existing modified loans. During the three and nine months ended September 30, 2024 the Corporation modified $4.0 million of commercial real estate and commercial and industrial loans that were experiencing financial difficulty with a combination of payment deferrals and interest only payments. These loans were current as of September 30, 2025. There were no loans modified in the previous twelve months as of September 30, 2025 and no loans defaulted during the period that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$57,733	$163,778	$179,021	$206,993	$170,951	$407,445	$27,181	$1,213,102
Special Mention	414	1,514	2,491	4,629	7,385	25,049	1,793	43,275
Substandard	154	—	—	2,228	331	4,806	—	7,519
Total Commercial real estate	$58,301	$165,292	$181,512	$213,850	$178,667	$437,300	$28,974	$1,263,896
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$32
Residential mortgage
Pass	$28,321	$30,190	$35,670	$24,129	$38,788	$56,517	$617	$214,232
Special Mention	178	128	141	310	141	2,874	124	3,896
Substandard	—	—	233	1,032	—	277	—	1,542
Total Residential Mortgage	$28,499	$30,318	$36,044	$25,471	$38,929	$59,668	$741	$219,670
Commercial and industrial
Pass	$17,512	$22,174	$17,474	$21,130	$36,785	$35,177	$50,854	$201,106
Special Mention	382	221	434	5,072	72	534	7,083	13,798
Substandard	—	—	471	798	122	560	1,509	3,460
Total Commercial and industrial	$17,894	$22,395	$18,379	$27,000	$36,979	$36,271	$59,446	$218,364
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$289	$86	$30	$52	$8,642	$9,099
Special Mention	—	—	—	—	95	—	627	722
Substandard	—	—	—	—	—	5	6	11
Total Home equity lines of credit	$—	$—	$289	$86	$125	$57	$9,275	$9,832
Real estate construction
Pass	$17,079	$28,754	$21,747	$7,692	$1,682	$779	$7,119	$84,852
Special Mention	—	—	—	4,705	—	373	45	5,123
Total Real estate construction	$17,079	$28,754	$21,747	$12,397	$1,682	$1,152	$7,164	$89,975
Performance Rated:
Residential mortgage
Performing	$26,091	$34,631	$55,740	$82,074	$41,182	$125,340	$5,645	$370,703
Nonperforming	—	—	—	1,614	165	1,131	—	2,910
Total Residential Mortgage	$26,091	$34,631	$55,740	$83,688	$41,347	$126,471	$5,645	$373,613
Home equity lines of credit
Performing	$—	$—	$15	$30	$—	$2,146	$113,746	$115,937
Nonperforming	—	—	—	—	—	—	70	70
Total Home equity lines of credit	$—	$—	$15	$30	$—	$2,146	$113,816	$116,007
Real estate construction
Performing	$21,379	$12,993	$702	$368	$148	$885	$1	$36,476
Total Real estate construction	$21,379	$12,993	$702	$368	$148	$885	$1	$36,476
Consumer
Performing	$1,282	$1,402	$1,001	$1,277	$315	$686	$4,181	$10,144
Total Consumer	$1,282	$1,402	$1,001	$1,277	$315	$686	$4,181	$10,144
Year-to-date gross charge-offs	$—	$27	$38	$15	$—	$8	$170	$258
Total Portfolio loans:
Pass	$120,645	$244,896	$254,201	$260,030	$248,236	$499,970	$94,413	$1,722,391
Special Mention	974	1,863	3,066	14,716	7,693	28,830	9,672	66,814
Substandard	154	—	704	4,058	453	5,648	1,515	12,532
Performing	48,752	49,026	57,458	83,749	41,645	129,057	123,573	533,260
Nonperforming	—	—	—	1,614	165	1,131	70	2,980
Total Portfolio loans	$170,525	$295,785	$315,429	$364,167	$298,192	$664,636	$229,243	$2,337,977
Year-to-date gross charge-offs	$—	$27	$38	$15	$—	$54	$170	$304

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$120,989	$135,995	$164,167	$121,092	$55,408	$312,999	$17,276	$927,926
Special Mention	1,887	3,826	2,880	6,639	2,177	11,613	1,303	30,325
Substandard	—	—	2,332	342	1,485	7,059	45	11,263
Total Commercial real estate	$122,876	$139,821	$169,379	$128,073	$59,070	$331,671	$18,624	$969,514
Residential mortgage
Pass	$27,887	$35,566	$23,095	$38,848	$13,446	$31,784	$466	$171,092
Special Mention	130	1,692	167	146	366	3,246	115	5,862
Substandard	—	237	188	—	—	68	—	493
Total Residential mortgage	$28,017	$37,495	$23,450	$38,994	$13,812	$35,098	$581	$177,447
Commercial and industrial
Pass	$10,000	$10,067	$19,584	$29,673	$13,162	$18,976	$30,015	$131,477
Special Mention	165	109	246	192	78	459	2,554	3,803
Substandard	—	526	468	335	2	979	3,316	5,626
Total Commercial and industrial	$10,165	$10,702	$20,298	$30,200	$13,242	$20,414	$35,885	$140,906
Year-to-date gross charge-offs	$—	$38	$—	$—	$—	$100	$—	$138
Home equity lines of credit
Pass	$—	$294	$92	$—	$—	$501	$5,729	$6,616
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$294	$92	$—	$—	$507	$6,425	$7,318
Real estate construction
Pass	$21,227	$24,463	$7,719	$1,209	$298	$1,060	$6,086	$62,062
Special Mention	—	168	5,100	—	—	667	45	5,980
Substandard	—	—	—	—	—	62	—	62
Total Real estate construction	$21,227	$24,631	$12,819	$1,209	$298	$1,789	$6,131	$68,104
Performance Rated:
Residential mortgage
Performing	$14,786	$41,275	$39,943	$13,523	$13,876	$100,601	$72	$224,076
Nonperforming	—	—	—	—	—	427	—	427
Total Residential mortgage	$14,786	$41,275	$39,943	$13,523	$13,876	$101,028	$72	$224,503
Home equity lines of credit
Performing	$—	$18	$34	$—	$12	$2,591	$75,621	$78,276
Nonperforming	—	—	—	—	—	—	91	91
Total Home equity lines of credit	$—	$18	$34	$—	$12	$2,591	$75,712	$78,367
Real estate construction
Performing	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Total Real estate construction	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Consumer
Performing	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Total Consumer	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Year-to-date gross charge-offs	$—	$4	$9	$—	$1	$7	$197	$218
Total Portfolio loans
Pass	$180,103	$206,385	$214,657	$190,822	$82,314	$365,320	$59,572	$1,299,173
Special Mention	2,182	5,795	8,393	6,977	2,621	15,985	4,713	46,666
Substandard	—	763	2,988	677	1,487	8,174	3,361	17,450
Performing	23,272	43,036	42,396	14,148	14,352	104,858	78,277	320,339
Nonperforming	—	—	—	—	—	427	91	518
Total Portfolio loans	$205,557	$255,979	$268,434	$212,624	$100,774	$494,764	$146,014	$1,684,146
Year-to-date gross charge-offs	$—	$42	$9	$—	$1	$107	$197	$356

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended September 30, 2025
Beginning balance - July 1, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353
Charge-offs	(32)	—	—	—	—	(101)	(133)
Recoveries	—	—	1	—	—	23	24
(Reversal of) provisions	(25)	20	(203)	(40)	(401)	65	(584)
Ending balance - September 30, 2025	$12,980	$5,224	$2,035	$410	$2,855	$156	$23,660
Nine Months Ended September 30, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	(32)	—	(14)	—	—	(258)	(304)
Recoveries	—	—	11	—	—	53	64
Provisions	1,636	2,108	428	103	768	113	5,156
Ending balance - September 30, 2025	$12,980	$5,224	$2,035	$410	$2,855	$156	$23,660

Three Months Ended September 30, 2024
Beginning balance - July 1, 2024	$10,196	$2,839	$1,465	$312	$2,247	$103	$17,162
Charge-offs	—	—	—	—	—	(51)	(51)
Recoveries	—	—	6	—	—	16	22
Provisions (reversal of)	196	31	301	(16)	(467)	36	81
Ending balance - September 30, 2024	$10,392	$2,870	$1,772	$296	$1,780	$104	$17,214
Nine Months Ended September 30, 2024
Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$19,969
Charge-offs	—	—	—	—	—	(163)	(163)
Recoveries	—	—	24	—	—	70	94
(Reversal of) provisions	(1,618)	(433)	(300)	(101)	(290)	56	(2,686)
Ending balance - September 30, 2024	$10,392	$2,870	$1,772	$296	$1,780	$104	$17,214
Note 6 – Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on the Bank or ACNB Insurance Services from its most recent testing performed as of November 30, 2024. There were no impairment losses or accumulated impairment losses associated with goodwill as of September 30, 2025 and December 31, 2024.
The following table presents goodwill as of the periods presented:

(In thousands)	September 30, 2025	December 31, 2024
Balance, beginning of year	$44,185	$44,185
Acquired goodwill	20,264	—
Balance, end of period	$64,449	$44,185

The following table presents intangible assets, net of accumulated amortization, for the periods shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning of period	$24,694	$8,446	$7,838	$9,082
Acquired core deposit intangible	—	—	18,854	—
Amortization expense	(1,129)	(304)	(3,127)	(940)
Balance, end of period	$23,565	$8,142	$23,565	$8,142
The following table shows the amortization expense of the intangible assets for future periods:

Year	(In thousands)
Remainder of 2025	$1,130
2026	4,117
2027	3,628
2028	3,139
2029	2,732
Thereafter	8,819
$23,565
Note 7 – Deposits
Deposits were comprised of the following for the periods presented:

(In thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand deposits	$581,697	$451,503
Interest-bearing demand deposits	614,130	505,096
Money market	493,430	251,667
Savings	330,200	311,207
Total demand and savings	2,019,457	1,519,473
Time	446,439	273,028
Total deposits	$2,465,896	$1,792,501
Time deposits include brokered deposits totaling $44.0 million at September 30, 2025 and $24.1 million at December 31, 2024. Deposits with a fair value of $741.5 million at the date of the Acquisition were assumed and included an acquisition accounting adjustment of $215 thousand.
Scheduled maturities of time deposits at September 30, 2025 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$293,690	$78,485
1 - 2 years	52,900	5,518
2 - 3 years	7,349	2,452
3 - 4 years	3,645	—
4 - 5 years	2,400	—
Thereafter	—	—
Total time deposits	$359,984	$86,455

Note 8 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$27,127	0.19%	$15,826	0.23%
FHLB advances	50,000	4.49	—	—
Federal funds purchased	3,341	4.09	—	—
	$80,468	3.02%	$15,826	0.23%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $14.2 million at September 30, 2025.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,365	6.20	5,333	6.25
Subordinated debt	15,000	4.00	15,000	4.00
	$255,365	4.52%	$255,333	4.52%
________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances have a weighted average rate of 4.52%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.29 billion, of which $1.01 billion was available at September 30, 2025.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On September 15, 2025, the most recent interest rate reset date, the interest rate was adjusted to 5.93% through the period ending December 14, 2025. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
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

The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2025 and December 31, 2024:

	September 30, 2025		Consolidated Statements of Condition Location	December 31, 2024
(In thousands)	Notional Amount	Asset (Liability) Fair Value		Notional Amount	Asset (Liability) Fair Value
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Assets	$63,386	$1,616	Other Assets	$—	$—
Liabilities	—	—	Other Liabilities	—	—

Forward commitments:
Assets	11,481	19	Other Assets	—	—
Liabilities	11,710	(55)	Other Liabilities	—	—

Interest rate derivatives with customers:
Assets	5,472	23	Other Assets	—	—
Liabilities	44,912	(3,548)	Other Liabilities	—	—

Interest rate derivatives with dealer counterparties:
Assets	44,912	3,548	Other Assets	—	—
Liabilities	5,472	(23)	Other Liabilities	—	—

Derivatives designated as hedging instruments:
Interest rate derivatives used in cash flow hedges:
Assets	—	—	Other Assets	—	—
Liabilities	25,000	(125)	Other Liabilities	—	—
The following presents a summary of the fair value gains and losses on derivative financial instruments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Income Classification
(In thousands)	2025	2024	2025	2024
Interest Rate Lock Commitments	$(139)	$—	$404	$—	Gain from mortgage loans held for sale
Forward Commitments	126	—	37	—	Gain from mortgage loans held for sale

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the periods presented:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended September 30, 2025
Interest rate derivatives	$(125)	$(125)	$—	Interest Expense	$(38)	$(38)	$—
Three Months Ended September 30, 2024
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
Nine Months Ended September 30, 2025
Interest rate derivatives	(125)	(125)	—	Interest Expense	(38)	(38)	—
Nine Months Ended September 30, 2024
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
As of September 30, 2025 the fair value of interest rate derivatives used in cash flow hedges in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $125 thousand. As of September 30, 2025, the Company has posted $260 thousand of collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination value of $125 thousand.
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(38)	$—	$(38)	$—
The effects of fair value or cash flow hedging:
Amount of loss reclassified from AOCI into income	(38)	—	(38)	—
Amount of loss reclassified from AOCI into income - included component	(38)	—	(38)	—
Amount of loss reclassified from AOCI into income - excluded component	—	—	—	—
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	September 30, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$945	$—	$—	$945
AFS Investment Securities:
U.S. Government and agencies		—	137,773	—	137,773
Collateralized mortgage obligations		—	52,475	—	52,475
Residential mortgage-backed securities		—	149,808	—	149,808
Commercial mortgage-backed securities		—	90,232	—	90,232
State and municipal		—	4,038	—	4,038
Corporate bonds		—	27,891	—	27,891
Total AFS Investment Securities	Recurring	$—	$462,217	$—	$462,217
Loans held for sale	Recurring	—	16,850	—	16,850
Derivative financial instruments - assets	Recurring	—	5,206	—	5,206
Individually evaluated loans	Non-recurring	—	—	1,520	1,520
Foreclosed assets held for resale	Non-recurring	—	—	32	32
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,751	$—	$3,751

	December 31, 2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	143,193	—	143,193
Collateralized mortgage obligations		—	35,654	—	35,654
Residential mortgage-backed securities		—	138,540	—	138,540
Commercial mortgage-backed securities		—	60,785	—	60,785
Corporate bonds		—	15,803	—	15,803
Total AFS Investment Securities	Recurring	$—	$393,975	$—	$393,975
Loans held for sale	Recurring	—	426	—	426
Individually evaluated loans	Non-recurring	—	—	1,690	1,690
Foreclosed assets held for resale	Non-recurring	$—	$—	$438	$438
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

Available for sale investment securities — Included in this asset category are debt and pass through securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing. Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.
•     U.S. Government and agencies — These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
•     Collateralized mortgage obligations, Mortgage-backed securities and State and Municipal securities — These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
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
Derivative financial instruments — Derivative financial instruments include interest rate lock commitments, forward commitments and interest rate derivatives. The fair value of interest rate lock commitments is derived from the value of the underlying loans, adjusted for changes in market interest rates relative to the committed rate. The fair value of forward commitments is based on quoted prices for mortgage-backed securities with similar characteristics. The fair value of interest rate derivatives are based upon broker quotes. The fair value of both the assets and the related liabilities are determined in the same manner and are all classified as Level 2 assets.
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
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
September 30, 2025
Individually evaluated loans	$1,520	Appraisal of collateral	Appraisal adjustments	16% – 100%	45%
Foreclosed assets held for resale	32	Appraisal of collateral	Appraisal adjustments	17%	17%

December 31, 2024
Individually evaluated loans	$1,690	Appraisal of collateral	Appraisal adjustments	16% – 100%	47%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17% – 53%	50%
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
The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	September 30, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,500	$30,500	$30,500	$—	$—
Interest-bearing deposits with banks	71,639	71,639	71,639	—	—
Equity securities with readily determinable fair values	945	945	945	—	—
Investment securities AFS	462,217	462,217	—	462,217	—
Investment securities HTM	63,408	56,932	—	56,932	—
Loans held for sale	16,850	16,850	—	16,850	—
Loans, net	2,312,945	2,324,921	—	—	2,324,921
Accrued interest receivable	10,754	10,754	—	10,754	—
Restricted investment in bank stocks	14,462	N/A	—	N/A	—
Derivative assets	5,206	5,206	—	5,206	—

Financial liabilities:
Demand deposits, savings, and money markets	$2,019,457	$2,019,457	$—	$2,019,457	$—
Time deposits	446,439	440,508	—	440,508	—
Securities sold under repurchase agreements	27,127	27,127	—	27,127	—
Federal funds purchased	3,341	3,341	—	3,341	—
FHLB Advances	285,000	287,674	—	287,674	—
Trust preferred and subordinated debt	20,365	19,277	—	19,277	—
Accrued interest payable	2,303	2,303	—	2,303	—
Derivative liabilities	3,751	3,751	—	3,751	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,352	$16,352	$16,352	$—	$—
Interest-bearing deposits with banks	30,910	30,910	30,910	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities AFS	393,975	393,975	—	393,975	—
Investment securities HTM	64,578	56,924	—	56,924	—
Loans held for sale	426	426	—	426	—
Loans, net	1,665,630	1,635,351	—	—	1,635,351
Accrued interest receivable	8,189	8,189	—	8,189	—
Restricted investment in bank stocks	10,853	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money markets	$1,519,473	$1,269,889	$—	$1,269,889	$—
Time deposits	273,028	267,336	—	267,336	—
Securities sold under repurchase agreements	15,826	16,435	—	16,435	—
FHLB Advances	235,000	235,290	—	235,290	—
Trust preferred and subordinated debt	20,333	18,420	—	18,420	—
Accrued interest payable	1,551	1,551	—	1,551	—
Note 11 – Stock-Based Compensation
The Corporation grants equity awards to employees in the form of restricted stock awards under its ACNB Corporation 2018 Omnibus Stock Incentive Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the vesting period of the stock issued. During the nine months ended September 30, 2025, 36,887 restricted stock awards were granted, 969 were forfeited, and 38,476 restricted stock awards vested.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Compensation Expense	$301	$244	$1,189	$1,019
Tax benefit	(65)	(55)	(264)	(231)
Total stock-based compensation, net of tax	$236	$189	$925	$788
Note 12 – Defined Benefit Pension Plan
The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$91	$107	$273	$321
Interest cost	398	373	1,196	1,121
Expected return on plan assets	(684)	(712)	(2,053)	(2,136)
Amortization of net loss	—	20	—	58
Net Periodic Benefit Income	$(195)	$(212)	$(584)	$(636)
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at September 30, 2025 and at December 31, 2024.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.
A summary of the Corporation’s commitments were as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$553,504	$372,839
Standby letters of credit	26,039	15,103
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

Note 14 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Net Change Related to Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2025
Balance at July 1, 2025	$(29,343)	$—	$(3,508)	$(32,851)
Other comprehensive income (loss)	4,399	(126)	—	4,273
Balance at September 30, 2025	$(24,944)	$(126)	$(3,508)	$(28,578)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(38,160)	$—	$(3,508)	$(41,668)
Other comprehensive income (loss)	13,216	(126)	—	13,090
Balance at September 30, 2025	$(24,944)	$(126)	$(3,508)	$(28,578)

Three Months Ended September 30, 2024
Balance at July 1, 2024	$(42,472)	$—	$(3,927)	$(46,399)
Other comprehensive income	12,549	—	15	12,564
Balance at September 30, 2024	$(29,923)	$—	$(3,912)	$(33,835)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(40,952)	$—	$(3,957)	$(44,909)
Other comprehensive income	11,029	—	45	11,074
Balance at September 30, 2024	$(29,923)	$—	$(3,912)	$(33,835)

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
Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended September 30, 2025
Interest income	$42,490	$1	$(1)	$42,490
Noninterest income	5,866	2,545	—	8,411
Total consolidated revenues				50,901
Interest expense	10,106	—	247	10,353
Reversal of provision for credit losses and unfunded commitments	(729)	—	—	(729)
Depreciation and amortization expense	1,569	189	—	1,758
Salaries and employee benefits	11,383	1,706	102	13,191
Other noninterest expense[2]	6,967	391	54	7,412
Income (loss) before income taxes	19,060	260	(404)	18,916
Income tax expense (benefit)	4,066	65	(85)	4,046
Net income (loss)	$14,994	$195	$(319)	$14,870
Total assets	$3,233,976	$21,039	$(4,177)	$3,250,838
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$415	$15	$—	$430
Three Months Ended September 30, 2024
Interest income	$27,241	$1	$(1)	$27,241
Noninterest income	4,046	2,787	—	6,833
Total consolidated revenues				34,074
Interest expense	6,035	—	264	6,299
Provision for credit losses and unfunded commitments	121	—	—	121
Depreciation and amortization expense	548	196	—	744
Salaries and employee benefits	9,369	1,551	97	11,017
Other noninterest expense[2]	5,245	432	806	6,483
Income (loss) before income taxes	9,969	609	(1,168)	9,410
Income tax expense (benefit)	2,162	168	(124)	2,206
Net income (loss)	$7,807	$441	$(1,044)	$7,204
Total assets	$2,403,350	$24,188	$(6,624)	$2,420,914
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$222	$—	$—	$222
______________________________________
1Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses.
Other noninterest expense for Insurance includes equipment, net occupancy and professional services expenses.

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Nine Months Ended September 30, 2025
Interest income	$120,356	$3	$(3)	$120,356
Noninterest income	16,666	7,600	11	24,277
Total consolidated revenues				144,633
Interest expense	29,373	—	744	30,117
Provision for credit losses and unfunded commitments	4,177	—	—	4,177
Depreciation and amortization expense	4,402	574	—	4,976
Salaries and employee benefits	34,701	4,740	304	39,745
Other noninterest expense[2]	30,916	1,146	279	32,341
Income (loss) before income taxes	33,453	1,143	(1,319)	33,277
Income tax expense (benefit)	7,006	296	(271)	7,031
Net income (loss)	$26,447	$847	$(1,048)	$26,246
Total assets	$3,233,976	$21,039	$(4,177)	$3,250,838
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$870	$34	$—	$904
Nine Months Ended September 30, 2024
Interest income	$80,075	$3	$6	$80,084
Noninterest income	11,278	7,649	—	18,927
Total consolidated revenues				99,011
Interest expense	16,790	—	795	17,585
Reversal of provision for credit losses and unfunded commitments	(3,056)	—	—	(3,056)
Depreciation and amortization expense	1,677	591	—	2,268
Salaries and employee benefits	27,851	4,468	292	32,611
Other noninterest expense[2]	15,117	1,218	1083	17,418
Income (loss) before income taxes	32,974	1,375	(2,164)	32,185
Income tax expense (benefit)	6,889	378	(333)	6,934
Net income (loss)	$26,085	$997	$(1,831)	$25,251
Total assets	$2,403,350	$24,188	$(6,624)	$2,420,914
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$556	$31	$—	$587
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
Note 16 - Subsequent Event
On October 14, 2025 ACNB executed a forward-starting, two year $20.0 million receive-floating/pay-fixed interest rate swap at a rate of 3.20% to begin on October 27, 2025. On October 27, 2025 ACNB executed a three month FHLB borrowing of $20.0 million at a rate of 4.08%.
On October 15, 2025 ACNB purchased an additional $8.4 million in bank-owned life insurance policies.

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

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 33 community banking offices and a loan production office in Hunt Valley, Maryland. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.
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
Traditions Acquisition
ACNB closed the Acquisition of Traditions effective February 1, 2025. Traditions contributed, after acquisition accounting adjustments, $877.7 million in assets, $648.5 million in loans and $741.5 million in deposits at the Acquisition date. Financial results for the nine months ended September 30, 2025 were impacted by two discrete items that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $7.9 million.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income	$14,870	$7,204	$26,246	$25,251
Diluted earnings per share	$1.42	$0.84	$2.56	$2.96
Cash dividends declared	$0.34	$0.32	$1.00	$0.94
Return on average assets (annualized)	1.80%	1.17%	1.11%	1.38%
Return on average equity (annualized)	14.66%	9.63%	9.12%	11.79%
Net interest margin [1]	4.27%	3.77%	4.19%	3.79%
Non-performing loans to total loans, net of unearned income	0.43%	0.39%	0.43%	0.39%
Non-performing assets to total assets	0.31%	0.29%	0.31%	0.29%
Net charge-offs to average loans outstanding (annualized)	0.02%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans, net of unearned income	1.01%	1.03%	1.01%	1.03%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results
•Net Interest Income — Net interest income was $32.1 million for the three months ended September 30, 2025 compared to $20.9 million for the same period of 2024, an increase of $11.2 million. For the nine months ended September 30, 2025, net interest income was $90.2 million compared to $62.5 million for the same period of 2024. The increase in net interest income and growth in average loans and deposits was driven primarily by the Acquisition.
◦Net Interest Margin — The Corporation’s FTE net interest margin increased to 4.27% for the three months ended September 30, 2025 compared to 3.77% in the same period of 2024, an increase of 50 bps. The FTE net interest margin for the nine months ended September 30, 2025 was 4.19%, an increase of 40 bps from the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $2.1 million and $5.8 million for the three and nine months ended September 30, 2025, respectively.

◦Yield on Average Earning Assets — For the three and nine months ended September 30, 2025, the yield on average earning assets was 5.64% and 5.58%, respectively, an increase of 74 bps compared to both of the same periods of 2024.
◦Loan Growth — Average loans increased $675.4 million and $618.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024.
◦Deposit Growth — Average interest-bearing deposits increased $575.6 million and $537.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024.
•Asset Quality — The allowance for credit losses was $23.7 million at September 30, 2025 compared to $17.3 million at December 31, 2024. The increase was driven primarily by an initial allowance for credit losses of $5.5 million for non-PCD loans and $1.5 million for accruing PCD loans at the Acquisition date.
◦The provision for credit losses was a reversal of $584 thousand and a provision of $5.2 million or the three and nine months ended September 30, 2025, respectively, compared to a provision of $81 thousand and a reversal of $2.7 million, respectively for the same periods of 2024. The reversal of the provisions for credit losses for the three months ended September 30, 2025 was driven primarily by the movement of construction loans, which are a higher loss rate segment, to lower loss rate segments within the loan portfolio and the paydowns of loans with a specific reserve. The provision for the nine months ended September 30, 2025 was driven primarily by the initial allowance for credit losses at the Acquisition date as discussed above.
◦Non-performing loans were $10.0 million, or 0.43%, of total loans at September 30, 2025 compared to $6.6 million, or 0.39%, of total loans at September 30, 2024. The increase was driven primarily by the Acquisition.
◦Annualized net charge-offs for the three and nine months ended September 30, 2025 were 0.02% and 0.01% of total average loans, respectively, compared to 0.01% for both of the same periods of 2024.
•Noninterest income — Noninterest income was $8.4 million and $24.3 million for the three and nine months ended September 30, 2025, respectively, an increase of $1.6 million and $5.4 million, respectively, for the same periods of 2024. The increase for the three months ended September 30, 2025 was driven primarily by the Acquisition. In addition to impact of the Acquisition, the increase for the nine months ended September 30, 2025 was also driven by a gain on life insurance proceeds.
•Noninterest expenses — Noninterest expense was $22.4 million and $77.1 million for the three and nine months ended September 30, 2025, respectively, an increase of $4.1 million and $24.8 million, respectively, for the same periods of 2024. The increases were driven primarily by the Acquisition.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Net income for the three months ended September 30, 2025 was $14.9 million, or $1.42 diluted earnings per share, compared to net income of $7.2 million, or $0.84 diluted earnings per share for the same period of 2024, an increase of $7.7 million, or $0.58 diluted earnings per share. The increase in net income was driven primarily by the Acquisition.
Net Interest Income
Net interest income totaled $32.1 million for the three months ended September 30, 2025 compared to $20.9 million for the same period of 2024, an increase of $11.2 million. The FTE net interest margin for the three months ended September 30, 2025 was 4.27%, a 50 bps increase from 3.77% for the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $2.1 million for the three months ended September 30, 2025. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following the table is based on these taxable-equivalent amounts.

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,298,054	$36,961	6.38%	$1,618,879	$23,108	5.68%
Tax-exempt	58,587	410	2.78	62,401	394	2.51
Total Loans [2]	2,356,641	37,371	6.29	1,681,280	23,502	5.56
Investment Securities:
Taxable	485,309	3,762	3.08	441,135	2,868	2.59
Tax-exempt	53,165	356	2.66	54,549	359	2.62
Total Investments [3]	538,474	4,118	3.03	495,684	3,227	2.59
Interest-bearing deposits with banks	103,290	1,162	4.46	48,794	670	5.46
Total Earning Assets	2,998,405	42,651	5.64	2,225,758	27,399	4.90
Cash and due from banks	26,709			21,684
Premises and equipment	31,514			25,716
Other assets	245,899			184,105
Allowance for credit losses	(24,312)			(17,147)
Total Assets	$3,278,215			$2,440,116

LIABILITIES
Interest-bearing demand deposits	$616,565	$570	0.37%	$518,368	$552	0.42%
Money markets	510,655	2,530	1.97	246,653	692	1.12
Savings deposits	335,083	26	0.03	318,291	26	0.03
Time deposits	454,625	3,746	3.27	258,053	1,842	2.84
Total Interest-Bearing Deposits	1,916,928	6,872	1.42	1,341,365	3,112	0.92
Short-term borrowings	70,389	513	2.89	38,666	204	2.10
Long-term borrowings	255,358	2,968	4.61	255,316	2,983	4.65
Total Borrowings	325,747	3,481	4.24	293,982	3,187	4.31
Total Interest-Bearing Liabilities	2,242,675	10,353	1.83	1,635,347	6,299	1.53
Noninterest-bearing demand deposits	593,800			477,350
Other liabilities	39,397			29,946
Stockholders’ Equity	402,343			297,473
Total Liabilities and Stockholders’ Equity	$3,278,215			$2,440,116
Taxable Equivalent Net Interest Income		32,298			21,100
Taxable Equivalent Adjustment		(161)			(158)
Net Interest Income		$32,137			$20,942
Cost of Funds			1.45%			1.19%
FTE Net Interest Margin			4.27%			3.77%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended September 30, 2025 compared to the same period of 2024:

	2025 versus 2024
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$9,724	$4,129	$13,853
Tax-exempt	(24)	40	16
Total Loans [2]	9,700	4,169	13,869
Securities
Taxable securities	288	606	894
Tax-exempt securities	(9)	6	(3)
Total Securities	279	612	891
Interest-bearing deposits with banks	750	(258)	492
Total	$10,729	$4,523	$15,252
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$104	$(86)	$18
Money markets	745	1,093	1,838
Savings deposits	1	(1)	—
Time deposits	1,407	497	1,904
Total Interest-Bearing Deposits	2,257	1,503	3,760
Short-term borrowings	168	141	309
Long-term borrowings	—	(15)	(15)
Total Borrowings	168	126	294
Total	2,425	1,629	4,054
Change in Net Interest Income	$8,304	$2,894	$11,198
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
Total FTE interest income increased $15.3 million during the three months ended September 30, 2025 compared to the same period of 2024. ACNB experienced a $10.7 million increase in FTE interest income due to an increase in the average balance of interest earning assets and $4.5 million attributable to an increase in the yield on interest earning assets. FTE interest income on total loans increased $13.9 million compared to the same period of 2024. Average loans increased $675.4 million contributing $9.7 million to the increase in FTE interest income. The yield on total loans increased 73 bps, contributing $4.2 million to the increase.
Total interest expense increased $4.1 million during the three months ended September 30, 2025 compared to the same period of 2024. Total average interest-bearing deposits increased $575.6 million for the three months ended September 30, 2025 compared to the same period of 2024. Interest expense increased $1.5 million due to higher rates on interest-bearing deposits and increased $2.3 million as a result of the increase in average interest-bearing deposits. The cost of interest-bearing deposits was 1.42% for the three months ended September 30, 2025, an increase of 50 bps from the same period of 2024. Rates on money markets and time deposits increased 85 and 43 bps, respectively, partially offset by a decrease of 5 bps on the rate of interest-bearing demand deposits.

Provision for Credit Losses and Unfunded Commitments
The provision for credit losses and unfunded commitments were reversals of $584 thousand and $145 thousand, respectively, for the three months ended September 30, 2025 compared to provisions of $81 thousand and $40 thousand, respectively, for the same period of 2024. The reversal of the provision for credit losses for the three months ended September 30, 2025 was driven primarily by the movement of construction loans for completed projects, which are a higher loss rate segment, primarily to commercial real estate loans and other lower loss rate segments within the loan portfolio and the paydowns of loans with a specific reserve. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments quarterly.
Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST INCOME
Insurance commissions	$2,545	$2,787	$(242)	(8.7)%
Service charges on deposits	1,286	1,048	238	22.7
Wealth management	1,125	1,188	(63)	(5.3)
Gain from mortgage loans held for sale	1,463	112	1,351	N/M
ATM debit card charges	904	828	76	9.2
Earnings on investment in bank-owned life insurance	651	503	148	29.4
Net gains on equity securities	9	28	(19)	(67.9)
Other	428	339	89	26.3
Total Noninterest Income	$8,411	$6,833	$1,578	23.1%
Total noninterest income was $8.4 million for the three months ended September 30, 2025 compared to $6.8 million for the same period of 2024. The increase was driven primarily by the Acquisition. The decrease in insurance commissions was driven primarily by timing of policy renewals and a decrease of $121 thousand from the cancellation of policies related to one customer.
Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$13,191	$11,017	$2,174	19.7%
Equipment	2,302	1,698	604	35.6
Net occupancy	1,217	945	272	28.8
Professional services	588	409	179	43.8
FDIC and regulatory	457	365	92	25.2
Other tax	561	360	201	55.8
Intangible assets amortization	1,129	304	825	N/M
Merger-related	169	1,137	(968)	(85.1)
Other	2,747	2,009	738	36.7
Total Noninterest Expenses	$22,361	$18,244	$4,117	22.6%
Noninterest expenses increased $4.1 million for the three months ended September 30, 2025 compared to the same period of

2024 driven primarily by the Acquisition. The more significant fluctuations by category are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increase was driven primarily by an increased number of employees attributable to the Acquisition, merit increases, and higher mortgage commissions.
•Equipment expenses increase was driven primarily by the Acquisition and the implementation of additional products into the core processing system.
•Other increased $738 thousand driven primarily by the Acquisition and higher internet banking services.
•Merger-related expenses included professional services, lease terminations and fixed asset disposals, among other expenses incurred for the Acquisition.
Provision for Income Taxes
The Corporation recognized income tax expense of $4.0 million during the three months ended September 30, 2025 compared to $2.2 million during the same period of 2024. The provision for income taxes for the three months ended September 30, 2025 reflects a combined Federal and State ETR of 21.4% compared to an ETR of 23.4% for the same period of the prior year. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expenses and state taxes. Additionally, ACNB has incurred non-deductible costs related to the Acquisition which are recorded within merger-related expenses on the Consolidated Statements of Income.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Net income for the nine months ended September 30, 2025 was $26.2 million, or $2.56 diluted earnings per share, compared to net income of $25.3 million, or $2.96 diluted earnings per share for the same period of 2024, an increase of $1.0 million and a decrease of $0.40 diluted earnings per share. The increase in net income for the nine months ended September 30, 2025 was driven primarily by increases in net interest income, gain from mortgage loans held for sale, and service charges on deposits primarily due to the Acquisition, partially offset by a higher provision for credit losses, higher merger-related expenses, and higher salaries and employee benefits expenses and other noninterest expenses compared to the same period of 2024.
Net Interest Income
Net interest income totaled $90.2 million for the nine months ended September 30, 2025 compared to $62.5 million for the same period of 2024, an increase of $27.7 million. The FTE net interest margin for the nine months ended September 30, 2025 was 4.19%, a 40 bps increase from 3.79% for the same period of 2024. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $5.8 million for the nine months ended September 30, 2025.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,225,652	$105,192	6.32%	$1,601,520	$67,253	5.61%
Tax-exempt	58,489	1,181	2.70	64,161	1,194	2.49
Total Loans [2]	2,284,141	106,373	6.23	1,665,681	68,447	5.49
Investment Securities:
Taxable	472,212	10,594	3.00	450,297	8,932	2.65
Tax-exempt	54,023	1,078	2.67	54,644	1,078	2.64
Total Investments [3]	526,235	11,672	2.97	504,941	10,010	2.65
Interest-bearing deposits with banks	84,717	2,785	4.40	51,258	2,104	5.48
Total Earning Assets	2,895,093	120,830	5.58	2,221,880	80,561	4.84
Cash and due from banks	24,330			21,091
Premises and equipment	31,151			25,939
Other assets	242,143			186,330
Allowance for credit losses	(22,971)			(19,071)
Total Assets	$3,169,746			$2,436,169

LIABILITIES
Interest-bearing demand deposits	$601,064	$1,608	0.36%	$514,757	$1,092	0.28%
Money markets	498,468	7,220	1.94	247,710	1,841	0.99
Savings deposits	336,185	80	0.03	326,895	84	0.03
Time deposits	446,482	11,244	3.37	255,203	4,898	2.56
Total Interest-Bearing Deposits	1,882,199	20,152	1.43	1,344,565	7,915	0.79
Short-term borrowings	51,324	1,148	2.99	40,993	847	2.76
Long-term borrowings	256,080	8,817	4.60	253,116	8,823	4.66
Total Borrowings	307,404	9,965	4.33	294,109	9,670	4.39
Total Interest-Bearing Liabilities	2,189,603	30,117	1.84	1,638,674	17,585	1.43
Noninterest-bearing demand deposits	556,992			483,095
Other liabilities	38,543			28,406
Stockholders’ Equity	384,608			285,994
Total Liabilities and Stockholders’ Equity	$3,169,746			$2,436,169
Taxable Equivalent Net Interest Income		90,713			62,976
Taxable Equivalent Adjustment		(474)			(477)
Net Interest Income		$90,239			$62,499
Cost of Funds			1.47%			1.11%
FTE Net Interest Margin			4.19%			3.79%
_____________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the nine months ended September 30, 2025 compared to the same period of 2024:

	2025 versus 2024
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$26,188	$11,751	$37,939
Tax-exempt	(106)	93	(13)
Total Loans [2]	26,082	11,844	37,926
Securities
Taxable securities	434	1,228	1,662
Tax-exempt securities	(12)	12	—
Total Securities	422	1,240	1,662
Interest-bearing deposits with banks	1,371	(690)	681
Total	$27,875	$12,394	$40,269
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$181	$335	$516
Money markets	1,857	3,522	5,379
Savings deposits	2	(6)	(4)
Time deposits	3,662	2,684	6,346
Total Interest-Bearing Deposits	5,702	6,535	12,237
Short-term borrowings	213	88	301
Long-term borrowings	103	(109)	(6)
Total Borrowings	316	(21)	295
Total	6,018	6,514	12,532
Change in Net Interest Income	$21,857	$5,880	$27,737
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
Total FTE interest income increased $40.3 million during the nine months ended September 30, 2025 compared to the same period of 2024. Of the $40.3 million increase, $27.9 million was attributable to an increase in the average balance of interest earning assets and $12.4 million attributable to an increase in the yield on interest earning assets. FTE interest income on total loans increased $37.9 million compared to the same period of 2024. Average loans increased $618.5 million contributing $26.1 million to the increase in FTE interest income. The yield on total loans increased 74 bps, contributing $11.8 million to the increase.
Total interest expense increased $12.5 million during the nine months ended September 30, 2025 compared to the same period of 2024. Total average interest-bearing deposits increased $537.6 million for the nine months ended September 30, 2025 compared to the same period of 2024. Interest expense increased $6.5 million due to higher rates on interest-bearing deposits as a result of the Acquisition and increased $5.7 million as a result of the increase in average interest-bearing deposits. The average cost of interest-bearing deposits was 1.43% for the nine months ended September 30, 2025, an increase of 64 bps compared to the same period of 2024. The largest increases in rates were in money markets and time deposits which increased 95 and 81 bps, respectively.

Provision for Credit Losses and Unfunded Commitments
During the nine months ended September 30, 2025, the provision for credit losses was $5.2 million and the provision for unfunded commitments was a reversal of $979 thousand compared to reversals of both the provision for credit losses and the provision for unfunded commitments of $2.7 million and $370 thousand, respectively, for the same period of 2024. In 2025, ACNB recorded an allowance for credit losses of $6.9 million at the Acquisition date, comprised of $5.5 million for non-PCD loans, which was recognized through the provision for credit losses, and $1.5 million for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans. The reversal of the provision for unfunded commitments was impacted by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. During the nine months ended September 30, 2024, the reversals of both the provision for credit losses and the provision for unfunded commitments were a result of the Corporation’s revision to estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drive input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for the reversal of the provision for credit losses and unfunded commitments for the nine months ended September 30, 2024. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments quarterly.
Noninterest Income
The following table presents the components of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST INCOME
Insurance commissions	$7,600	$7,649	$(49)	(0.6)%
Service charges on deposits	3,559	3,060	499	16.3
Wealth management	3,275	3,219	56	1.7
Gain from mortgage loans held for sale	3,893	194	3,699	N/M
ATM debit card charges	2,640	2,488	152	6.1
Earnings on investment in bank-owned life insurance	1,858	1,473	385	26.1
Gain on life insurance proceeds	285	—	285	100.0
Net gains on sales or calls of investment securities	22	69	(47)	(68.1)
Net gains on equity securities	26	19	7	36.8
Other	1,119	756	363	48.0
Total Noninterest Income	$24,277	$18,927	$5,350	28.3%
Total noninterest income was $24.3 million for the nine months ended September 30, 2025 compared to $18.9 million for the same period of 2024. The increases were driven primarily by the Acquisition and changes to customer products. Gain on life insurance proceeds for the nine months ended September 30, 2025 was a result of a death benefit received on a life insurance policy.

Noninterest Expenses
The following table presents the components of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2025	2024	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$39,745	$32,611	$7,134	21.9%
Equipment	7,121	4,997	2,124	42.5
Net occupancy	3,936	3,066	870	28.4
Professional services	1,908	1,554	354	22.8
FDIC and regulatory	1,293	1,088	205	18.8
Other tax	1,308	1,086	222	20.4
Intangible assets amortization	3,127	940	2,187	N/M
Merger-related	10,143	1,160	8,983	N/M
Other	8,481	5,795	2,686	46.4
Total Noninterest Expenses	$77,062	$52,297	$24,765	47.4%
Noninterest expenses increased $24.8 million during the nine months ended September 30, 2025 compared to the same period of 2024 driven primarily by the Acquisition. The more significant fluctuations by category explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased driven primarily by an increased number of employees attributable to the Acquisition, merit increases and higher mortgage commissions.
•Professional services increases were driven primarily by timing of expenses, collection fees, higher audit fees, Acquisition-related expenses and expenses related to loan review and rate studies.
•Other increased driven primarily by the Acquisition, earned income tax related donations, and higher internet banking services.
•Merger-related expenses included professional fees, legal, external accounting, loan review, advisory fees, lease terminations, fixed asset disposals and severance and change in control expenses incurred for the Acquisition.
Provision for Income Taxes
The Corporation recognized income taxes of $7.0 million for the nine months ended September 30, 2025 compared to $6.9 million during the same period of 2024. The provision for income taxes for the nine months ended September 30, 2025 reflects a combined Federal and State ETR of 21.1% compared to an ETR of 21.5% for the same period of 2024. Any variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expenses, and state taxes. Additionally, ACNB has incurred non-deductible costs related to the Acquisition which are recorded within merger-related expenses on the Consolidated Statements of Income.
FINANCIAL CONDITION
Assets totaled $3.25 billion at September 30, 2025 and $2.39 billion at December 31, 2024. The Acquisition contributed $877.7 million to total assets.
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
Total investment securities were $526.6 million at September 30, 2025 compared to $459.5 million at December 31, 2024, an increase of 14.6%. Following the Acquisition date, ACNB completed the sale of approximately $98.0 million of investment securities previously held by Traditions with a yield of 5.03%. ACNB paid off $40.2 million of Traditions’ FHLB borrowings with a cost of 4.73% with the proceeds from the sale of the investment securities, and invested the remainder of the proceeds into investment securities with a yield of 5.07%. At September 30, 2025, the securities balance included a net unrealized loss on AFS securities of $31.0 million on amortized cost of $493.3 million compared to a net unrealized loss of $47.7 million on amortized cost of $441.6 million at December 31, 2024. At September 30, 2025, the securities balance included HTM securities with an amortized cost of $63.4 million and a fair value of $56.9 million as compared to an amortized cost of $64.6 million and a fair value of $56.9 million at December 31, 2024.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
Loans
The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	September 30, 2025	December 31, 2024	$	%
Commercial real estate	$1,263,896	$969,514	$294,382	30.4%
Residential mortgage	593,283	401,950	191,333	47.6
Commercial and industrial	218,364	140,906	77,458	55.0
Home equity lines of credit	125,839	85,685	40,154	46.9
Real estate construction	126,451	76,773	49,678	64.7
Consumer	10,144	9,318	826	8.9
Gross loans	2,337,977	1,684,146	653,831	38.8
Unearned income	(1,372)	(1,236)	(136)	(11.0)
Total loans, net of unearned income	$2,336,605	$1,682,910	$653,695	38.8%
Total loans, net of unearned income, outstanding increased $653.7 million, or 38.8%, from December 31, 2024 to September 30, 2025. The increase was driven primarily by the $648.5 million in loans purchased at the Acquisition date. Total acquisition accounting adjustments on loans were $20.1 million at September 30, 2025. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans pay off or mature. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real-estate, grew $294.4 million, or 30.4%, compared to December 31, 2024. The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 65.7% and 32.0%, respectively, at September 30, 2025, compared to 56.0% and 42.1%, respectively, at December 31, 2024. Less than 3% of the portfolio is for real estate in Urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 65.6% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above, with no loan category representing more than 3% of the total.
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 242.9% of total risk-based capital of the Bank as of September 30, 2025 compared to 207.0% of total risk-based capital of the Bank as of December 31, 2024. The increase was primarily a result of the addition of Traditions’ portfolio.
Residential real estate mortgages totaled $593.3 million, an increase of $191.3 million, or 47.6%, compared to December 31, 2024. Included in the residential real estate mortgages are $217.3 million of commercial loans and $64.0 million of consumer loans secured by residential real estate mortgages. Total residential real estate mortgages include $52.0 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans totaled $218.4 million, an increase of $77.5 million, or 55.0% compared to December 31, 2024. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments.
Allowance for Credit Losses and Asset Quality
The ACL at September 30, 2025 was $23.7 million, or 1.01% of total loans, net of unearned income as compared to $17.3 million, or 1.03% of loans, at December 31, 2024 and $17.2 million, or 1.03% of loans, at September 30, 2024. The increases of $6.4 million compared to December 31, 2024 and $6.4 million compared to September 30, 2024 were driven primarily by an initial $5.5 million ACL for non-PCD loans, which was recognized through the provision for credit losses, and a $1.5 million ACL for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans, at the Acquisition date.

Changes in the ACL were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$24,353	$17,162	$17,280	$19,969
Initial allowance established for acquired PCD loans	—	—	1,464	—
(Reversal of) provision for credit losses	(584)	81	5,156	(2,686)
Loans charged-off	(133)	(51)	(304)	(163)
Recoveries on charged-off loans	24	22	64	94
Ending balance	$23,660	$17,214	$23,660	$17,214

Net charge-offs to average loans (annualized)	0.02%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans	1.01%	1.03%	1.01%	1.03%
Information on nonaccrual loans, by collateral type rather than loan segment, at September 30, 2025, as compared to December 31, 2024, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2025
Commercial real estate	9	$3,910	$—	$—	In market	2006-2022
Business assets	5	2,058	357	—	In market	2009-2023
Residential real estate	5	1,068	—	—	In market	2019-2022
Total	19	$7,036	$357	$—

December 31, 2024
Commercial real estate	6	$3,564	$138	$—	In market	2006-2022
Business assets	4	2,307	569	—	In market	2009-2023
Total	10	$5,871	$707	$—
Nonaccrual loans increased $1.2 million from December 31, 2024 to September 30, 2025 driven primarily by the Acquisition. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of the Acquisition and were originated by Traditions’ banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	September 30, 2025	December 31, 2024	$	%
Noninterest-bearing demand deposits	$581,697	$451,503	$130,194	28.8%
Interest-bearing demand deposits	614,130	505,096	109,034	21.6
Money market	493,430	251,667	241,763	96.1
Savings	330,200	311,207	18,993	6.1
Total demand and savings	2,019,457	1,519,473	499,984	32.9
Time	446,439	273,028	173,411	63.5
Total deposits	$2,465,896	$1,792,501	$673,395	37.6%
ACNB relies on deposits as a primary source of funds for lending activities. The increase in deposits from December 31, 2024 to September 30, 2025 was driven primarily by the Acquisition. ACNB acquired $741.5 million in deposits at the Acquisition date. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at September 30, 2025 were municipal deposits totaling $139.8 million, or 5.7%, of total deposits compared to $111.0 million, or 6.2%, of total deposits at December 31, 2024. Time deposits increased $173.4 million and included brokered deposits totaling $44.0 million at September 30, 2025 compared to $24.1 million at December 31, 2024. ACNB Bank issued a net $20.0 million in short-term brokered time deposits during the nine months ended September 30, 2025. The loan-to-deposit ratio was 94.76% at September 30, 2025 compared to 93.89% at December 31, 2024.
ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 59% and 41%, respectively, of total Bank deposits as of September 30, 2025 compared to approximately 63% and 37%, respectively, as of December 31, 2024. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was 20.5% at September 30, 2025. As of September 30, 2025, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 292.7% of uninsured and non-collateralized Bank deposits. At September 30, 2025, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $175.7 million, or 7.1%, of total Bank deposits compared to $143.4 million, or 7.9%, of total Bank deposits at December 31, 2024.
Borrowings
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase and short-term borrowings from the FHLB. As of September 30, 2025, short-term borrowings were $80.5 million, an increase of $64.6 million compared to $15.8 million at December 31, 2024. Short-term FHLB advances at September 30, 2025 were $50.0 million compared to none at December 31, 2024. Short-term FHLB borrowings are used for general balance sheet management. Compared to December 31, 2024, securities sold under repurchase agreements balances increased by $11.3 million, or 71.4%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. During the first quarter of 2025, ACNB paid off $40.2 million of short-term and long-term FHLB borrowings held by Traditions with a cost of 4.73% shortly following the Acquisition date.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $255.4 million at September 30, 2025 compared to $255.3 million at December 31, 2024. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate risk-adjusted rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $408.6 million at September 30, 2025 compared to $303.3 million at December 31, 2024. The primary driver of the increase to stockholders’ equity was the issuance of 2,035,246 shares of common stock, or $83.6 million, to acquire Traditions. Other impacts to stockholders’ equity during the nine months ended September 30, 2025 were net income of $26.2 million, a $13.1 million change in unrealized gains in AFS investment securities, cash dividends paid to ACNB Corporation stockholders of $10.5 million, and common stock repurchases of $8.7 million.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the nine months ended September 30, 2025, 17,050 shares were issued under this plan with proceeds in the amount of $838 thousand.
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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
September 30, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.22%	4.00%	N/A
ACNB Bank	10.86%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.45%	4.50%	N/A
ACNB Bank	14.19%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.67%	6.00%	N/A
ACNB Bank	14.19%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.22%	8.00%	N/A
ACNB Bank	15.13%	8.00%	10.00%
December 31, 2024
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	12.52%	4.00%	N/A
ACNB Bank	12.03%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.27%	4.50%	N/A
ACNB Bank	16.03%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	16.56%	6.00%	N/A
ACNB Bank	16.03%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	18.36%	8.00%	N/A
ACNB Bank	17.02%	8.00%	10.00%
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

At September 30, 2025, ACNB’s banking subsidiary had borrowing capacity of approximately $1.29 billion from the FHLB, of which $1.01 billion was available. At September 30, 2025, ACNB’s banking subsidiary could borrow approximately $56.7 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of September 30, 2025, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of September 30, 2025. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services and did not have any outstanding balance as of September 30, 2025.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $27.1 million and $15.8 million at September 30, 2025, and December 31, 2024, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.

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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2025, the Corporation had unfunded outstanding commitments to extend credit of $553.5 million and outstanding standby letters of credit of $26.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
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
The simulation analysis results are presented in the table below. At September 30, 2025, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model in a down rate environment as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	September 30, 2025	December 31, 2024	Policy Limits
(200)	(1.0)%	(1.7)%	(10.0)%
(100)	(0.6)%	(1.0)%	(5.0)%
100	(0.2)%	0.3%	(5.0)%
200	(0.8)%	(0.3)%	(10.0)%
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
The results at September 30, 2025 and December 31, 2024 are reflected in the following table. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	September 30, 2025	December 31, 2024	Policy Limits
(200)	(13.3)%	(10.8)%	(35.0)%
(100)	(4.5)%	(3.7)%	(20.0)%
100	1.7%	(1.2)%	(20.0)%
200	0.2%	(4.8)%	(35.0)%
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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of September 30, 2025, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of September 30, 2025, there were no issued or outstanding shares of preferred stock.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of September 30, 2025, there were 183,148 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 390,907. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 61,586 shares purchased under this plan during the three months ended September 30, 2025.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022, a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. The plan was replaced by the plan announced on June 18, 2025. There were 215,372 treasury shares purchased under this plan through June 30, 2025

The following is a summary of the Corporation’s purchases of common stock during the third quarter of 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31, 2025	13,526	$42.79	13,526	300,474
August 1 - August 31, 2025	25,319	$42.89	38,845	275,155
September 1 - September 30, 2025	22,741	$44.55	61,586	252,414
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.
ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

ACNB CORPORATION (Registrant)

Date:	November 6, 2025	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)