Form 10-K
period 2025-12-31
ACNB CORP
filed 2026-03-12
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2025, was approximately $432.3 million.
The number of shares of the registrant’s common stock outstanding on February 27, 2026, was 10,353,502.
Documents Incorporated by Reference
Portions of the registrant’s 2026 definitive Proxy Statement are incorporated by reference into Part III of this report.

ACNB CORPORATION

Glossary
ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Committee
ASC	Accounting Standard Codification
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
Board	ACNB Corporation Board of Directors
bp or bps	Basis point(s)
BSA	Bank Secrecy Act
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flow
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FOMC	Federal Open Market Committee
FTE	Fully taxable equivalent
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act of 1999
Hockley & O’Donnell	Hockley & O’Donnell Insurance Agency, LLC
HTM	Held to Maturity
LGD	Loss Given Default
Market Area	South-central Pennsylvania and Northern Maryland
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
NWSB	New Windsor State Bank

OBS	Off-Balance Sheet
Omnibus Plan	ACNB Corporation 2018 Omnibus Stock Incentive Plan
PCD	Purchased credit-deteriorated
PD	Probability of Default
Purchasers	Institutional accredited investors and qualified institutional buyers
Restricted Stock Plan	ACNB Corporation 2009 Restricted Stock Plan
ROU	Right of Use
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SOA	Sarbanes-Oxley Act of 2002
SOFR	Secured Overnight Financing Rate
Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
Traditions	Traditions Bancorp, Inc.
USA Patriot Act	USA PATRIOT ACT OF 2001

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

ITEM 1 — BUSINESS
ACNB CORPORATION
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, is the financial holding company for the wholly-owned subsidiaries of ACNB Bank, Gettysburg, Pennsylvania, and ACNB Insurance Services, Westminster, Maryland. Originally founded in 1857, ACNB Bank serves its marketplace with banking, mortgage and wealth management services, including trust and retail brokerage, via a network of 33 community banking offices and two loan offices located in the Pennsylvania counties of Adams, Berks, Cumberland, Franklin, Lancaster and York and the Maryland counties of Baltimore, Carroll and Frederick. ACNB Insurance Services, the Corporation’s insurance subsidiary, is a full-service agency licensed to do business in 46 states. The agency offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Maryland, and Gettysburg, Pennsylvania.
ACNB Corporation was formed in 1982, and became the bank holding company for ACNB Bank (formerly Adams County National Bank) in 1983. On July 1, 2017, ACNB Corporation completed the acquisition of New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Taneytown, Maryland. On January 11, 2020, ACNB completed its acquisition of Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, a Maryland state-chartered, FDIC-insured community bank headquartered in Frederick, Maryland. Effective February 1, 2025, ACNB closed the acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. Traditions Bank operated eight community banking offices in South Central Pennsylvania which were included in the Acquisition. In April 2025, ACNB consolidated two of the eight Traditions Bank offices into nearby ACNB Bank offices.
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
BANKING SUBSIDIARY
ACNB Bank
ACNB Bank is a full-service commercial bank operating under charter from the Pennsylvania Department of Banking and Securities. The Bank’s principal Market Areas include Adams County, Pennsylvania, and its surrounding areas in South-central Pennsylvania, as well as Carroll and Frederick Counties in Northern Maryland. This geographic area depends on agriculture, industry, tourism, education and healthcare, as well as local governments, to provide employment for its residents. No single sector dominates the area’s economy. At December 31, 2025, ACNB Bank had total assets of $3.21 billion, total loans, net of unearned income, of $2.33 billion, total deposits of $2.48 billion, and total equity capital of $398.3 million. In October 2010, the Bank converted from a national banking association to a Pennsylvania state-chartered bank and trust company.
The main community banking office of the Bank is located at 16 Lincoln Square, Gettysburg, Pennsylvania. The Bank has a total of 33 community banking offices. The Bank serves its local marketplace in Pennsylvania through 24 community banking offices, including 10 offices in Adams County, nine offices in York County, one office in Cumberland County, one in Franklin County, and two offices and a limited-service office in Lancaster County. In Maryland the Bank serves its local marketplace via a network of nine community banking offices including five located in Carroll County and four located in Frederick County. There are loan production offices located in West Lawn, Pennsylvania and Hunt Valley, Maryland. The Bank’s service delivery channels for its customers also include the ATM network, Customer Contact Center, and Online, Telephone and Mobile Banking. The Bank is subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The FDIC, as provided by law, insures the Bank’s deposits.

Commercial lending includes commercial mortgages, real estate development and construction loans, accounts receivable and inventory financing, and agricultural and governmental loans. Consumer lending programs include home equity loans and lines of credit, automobile and recreational vehicle loans, manufactured housing loans, and personal lines of credit. Mortgage lending is done through Traditions Mortgage, a division of ACNB Bank, and includes programs such as personal residential mortgages, residential construction loans, and investment mortgage loans.
The Bank, through its trust and investment services group, under the umbrella of ACNB Wealth Management, is named as trustee of financial assets. A trust is a legal fiduciary agreement whereby as trustee, the Bank invests, protects, manages and distributes financial assets as defined in the agreement. Estate settlement governed by the last will and testament of an individual constitutes another line of business for ACNB Wealth Management. Other services include, but are not limited to, those related to testamentary trusts, life insurance trusts, charitable remainder trusts, guardianships, powers of attorney, custodial accounts, and investment management and advisory accounts. Total trust assets under management and administration were $444.8 million and $24.1 million, respectively at December 31, 2025.
The Bank, through the wealth advisory services group, also under the umbrella of ACNB Wealth Management, offers retail brokerage services through a third-party provider. This third-party provider is a broker/dealer, unaffiliated with the Bank or ACNB Wealth Management. At December 31, 2025, total assets under management and administration with the broker/dealer were $238.3 million and $31.6 million, respectively.
NONBANKING SUBSIDIARY
ACNB Insurance Services
ACNB Corporation’s wholly-owned subsidiary, ACNB Insurance Services, is a full-service insurance agency, licensed to do business in 46 states that offers a broad range of property, casualty, health, life and disability insurance to both commercial and individual clients. Based in Westminster, Maryland, ACNB Insurance Services, has served the needs of its clients since its founding as an independent insurance agency by Frank C. Russell, Jr. in 1978. The agency was purchased by the Corporation in 2005. ACNB Insurance Services operates an additional location in Gettysburg, Pennsylvania. Total assets of ACNB Insurance Services as of December 31, 2025, were $19.7 million.
ACNB Insurance Services is managed separately from the Bank and is reported as a separate operating segment. Financial information on this segment is included in Note 22 — “Segment and Related Information” in the Notes to Consolidated Financial Statements under Part II, Item 8 — “Financial Statements and Supplementary Data”.
HUMAN CAPITAL
Workforce Composition and Demographics
As of December 31, 2025, ACNB had 501 full-time and 36 part-time employees. None of these employees are represented by a collective bargaining agreement, and ACNB believes it enjoys good relations with its personnel. As of December 31, 2025, approximately 66% of ACNB’s workforce was female and 34% were male. The average tenure of ACNB employees is approximately nine years.
ACNB believes that it is critically important that its employee base reflects the communities that we serve. We work hard to recruit and retain the best talent to meet ACNB customers’ needs, using multiple sourcing methods to ensure we attract the most diverse and qualified candidate pool.
Talent Development and Training
The growth and development of ACNB employees is encouraged and supported. Continuous learning and career development is reinforced through ongoing performance and development conversations with employees, tuition reimbursement program, leadership development opportunities, internally-created training programs, including comprehensive compliance and community banking training. New community banking employees attend two weeks of training onsite, with an additional week of mentoring support on the job. Training opportunities are available both online and in-person, and all employees have online access to courses for professional development provided by a third party.
Employee evaluations are conducted on at least an annual basis. Those evaluations focus on job performance against job specific and organizational competencies, and employee and career development. In addition, we monitor employee engagement through periodic employee surveys followed by a thorough action planning process.

Benefits and Wellness
Work-life balance and the safety, health and wellness of employees are top priorities. The Company balances hybrid/remote work while maintaining successful operations. Currently, many of ACNB employees effectively work a hybrid schedule from ACNB offices and remote locations. Employees are continually introduced to wellness initiatives, to reinforce the importance of overall health and well-being. An Employee Assistance Program offers free, confidential counseling services to all employees.
Talent Attraction and Retention
Competitive compensation is offered to support ACNB employee recruitment and retention efforts. Compensation packages include a market-competitive salary, healthcare and retirement benefits, paid time off, 12 paid holidays, and may also include bonuses or sales commissions and short-term and long-term equity incentives. We also offer an internship program to attract and develop future talent.
Culture and Engagement
The Company deploys numerous methods to foster employee engagement and connection, including regular company-wide video calls, bi-monthly service recognition breakfasts that provide connection and discussion with executive leaders, leadership visits and recognition on Employee Appreciation Day, community involvement events, and an annual picnic for all employees to attend.
Community Involvement
ACNB is dedicated to supporting charitable community organizations within the communities it serves. Employees are encouraged to participate in various community events such as parades, walks and 5k runs, farm shows, fund raising events and community donation drives. In 2025, employees supported over 160 community organizations by collectively contributing more than 4,000 volunteer hours in the Company’s Market Areas.
MARKET AREA ECONOMIC FEATURES AND CONDITIONS
ACNB Corporation’s headquarters is in Gettysburg, Pennsylvania. A material amount of land surrounding Gettysburg, Pennsylvania, is under the control of the National Park Service, limiting certain types of development. The Corporation’s major operations are in Adams County, Pennsylvania, and the surrounding areas in South-central Pennsylvania, as well as all of Carroll and Frederick Counties in Northern Maryland. This geographic area depends on agriculture, industry, tourism, education, and healthcare, as well as local governments, to provide employment for its residents. No single sector dominates the area’s economy. Unemployment figures in the subsidiary Bank’s market have been better than those for Pennsylvania and Maryland and the United States. Per capita and household incomes are generally under Pennsylvania averages. The unemployment rate during 2025 averaged 3.6% in the Bank’s nine-county market area, while it averaged 3.9% overall in Pennsylvania and Maryland, and 4.3% in the United States.
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
The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.
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
•Auditor independence; and,
•Increased criminal penalties for violations of securities laws
The SEC has been delegated the task of enacting rules to implement various provisions of the SOA with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.
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
DEPARTMENT OF DEFENSE MILITARY LENDING RULE — In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active-duty military personnel and their families. This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees. The rule requires financial institutions to verify whether customers are military personnel subject to the rule. The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential effects on the Corporation’s business.
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
COMMUNITY REINVESTMENT ACT OF 1977 — Under the CRA, the FDIC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low- and moderate-income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, merger, or acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the FDIC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating like “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

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
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $50 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements which remain in effect:
•A minimum ratio of common equity Tier 1 capital to total risk-weighted assets of 4.5%
•A minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%
•A minimum ratio of total capital ratio of total capital to total risk-weighted assets of 8.0%
•A minimum leverage ratio of Tier 1 capital to average total consolidated assets of 4.0%
A discussion of how these capital rules affect ACNB Corporation appears under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Dividends
ACNB is a legal entity separate and distinct from its subsidiary bank and insurance agency subsidiary. ACNB’s revenues, on a parent company only basis, result primarily from dividends paid to the Corporation by its subsidiaries. Federal and state laws regulate the payment of dividends by ACNB’s subsidiary bank and state laws effect dividends paid by ACNB’s insurance subsidiary. ACNB’s dividends to stockholders is governed by the Pennsylvania Business Corporation Law. For further information, please refer to Regulation of Bank below and Note 16 — “Regulatory Matters”, to the Consolidated Financial Statements under Part II, Item 8 — “Financial Statements and Supplementary Data”.
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
ACQUISITIONS
ACNB Corporation and its subsidiaries pursue organic and inorganic growth strategies. In furtherance of the inorganic growth strategy, on July 1, 2017, ACNB acquired New Windsor Bancorp, Inc. and its wholly-owned subsidiary, New Windsor State Bank, headquartered in Taneytown, Maryland. Additionally, on January 11, 2020, ACNB acquired Frederick County Bancorp, Inc. and its wholly-owned subsidiary, Frederick County Bank, headquartered in Frederick, Maryland. Effective February 1, 2025, ACNB acquired Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”.
On February 28, 2022, ACNB Insurance Services, the wholly-owned insurance subsidiary of ACNB Corporation, acquired the business and assets of Hockley & O’Donnell, located in Gettysburg, Pennsylvania.
ITEM 1A — RISK FACTORS
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

ACNB IS SUBJECT TO CREDIT RISK.
As of December 31, 2025, approximately 68% of ACNB’s loan portfolio consisted of commercial real estate loans, commercial and industrial and construction. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because ACNB’s loan portfolio contains a significant number of commercial real estate, commercial and industrial and construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses, and an increase in loan charge-offs, all of which could have a material adverse effect on ACNB’s financial condition and results of operations.
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
Increasingly, financial transactions are processed electronically, both by ACNB and its customers, via online, mobile, and cloud technologies. Operational systems are progressively becoming cloud-based. Conducting business in this environment depends on secure transmission and storage of data in digital form as well as procedures and systems to prevent or ensure the resiliency against system failures, interruptions or breaches in security. As a result, ACNB is exposed to the risk of cyber-attacks in the normal course of business, which may be perpetrated against ACNB, or its third-party service providers and its customers. Further, ACNB may face unknown or contingent liabilities arising from cybersecurity incidents or data breaches that previously occurred at companies it acquires. Such incidents may not have been discovered, disclosed, or if previously discovered fully remediated before closing, and the acquired company’s representations, warranties, and indemnities may be limited in scope, duration, or recoverability. As a result, ACNB could incur costs or liabilities after an acquisition relating to regulatory investigations, litigation, remediation efforts, reputational harm, or customer and partner claims, which could adversely affect its business, financial condition, and results of operations.
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
ACNB’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, the State of Maryland, and the specific local markets in which ACNB operates. Unlike larger national or other regional banks that are more geographically diversified, ACNB provides banking and financial services to customers primarily in the South-central Pennsylvania and Northern Maryland region of the country. The local economic conditions in these areas have a significant impact on the demand for ACNB’s products and services, as well as the ability of ACNB’s customers to repay loans, the value of the collateral securing the loans, and the stability of ACNB’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences and instability, unemployment, changes in securities markets, epidemics and pandemics (such as COVID-19) and governmental responses thereto, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on ACNB’s financial condition and results of operations.

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
•Reports of loan reviews conducted by independent organizations; and,

•Geographic and industry loan concentrations
Local economic conditions could impact the loan portfolio of ACNB. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities ACNB serves. Weakness in the Market Areas served by ACNB could depress the Corporation’s earnings and, consequently, its financial condition because:
•Borrowers may not be able to repay their loans;
•The value of the collateral securing ACNB’s loans to borrowers may decline; and/or,
•The quality of ACNB’s loan portfolio may decline
Although, based on the aforementioned procedures implemented by ACNB, management believes the current ACL is adequate, ACNB may have to increase its provision for credit losses should local economic conditions deteriorate which could negatively impact its financial condition and results of operations.
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

ACNB’S BANKING SUBSIDIARY MAY BE REQUIRED TO PAY HIGHER FDIC INSURANCE PREMIUMS OR SPECIAL ASSESSMENTS WHICH MAY ADVERSELY AFFECT ITS EARNINGS.
In the past, poor economic conditions and the resulting bank failures have increased and, in the future, may increase the costs of the FDIC and adversely impacted its Deposit Insurance Fund. Any additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. ACNB is generally unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on ACNB’s financial condition and results of operations.
THE INCREASING USE OF SOCIAL MEDIA PLATFORMS PRESENTS RISKS AND CHALLENGES AND THE INABILITY OR FAILURE TO RECOGNIZE, RESPOND TO, AND EFFECTIVELY MANAGE THE ACCELERATED IMPACT OF SOCIAL MEDIA COULD MATERIALLY ADVERSELY IMPACT ACNB’S BUSINESS.
The use of social media platforms, including weblogs (blogs), social media websites, and other forms of internet-based communications allows individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are continually evolving, which creates uncertainty and risk of noncompliance with regulations applicable to ACNB’s business. Consumers value readily-available information concerning businesses and their goods and services, and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to ACNB’s interests and/or may be inaccurate. The dissemination of information online could harm ACNB’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording ACNB an opportunity for redress or correction.
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
CHANGES TO TRADE POLICIES AND TARIFFS CAN HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OUR CUSTOMERS.
Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 1C — CYBERSECURITY
ACNB recognizes the critical importance of identifying, assessing and managing material risks from cybersecurity threats and is committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard its systems and data. Governance of cybersecurity risk is based on the Corporation’s Information Security Program and related policies and procedures, which are designed in conformance with industry standards and compliance with Section 39 of the Federal Deposit Insurance act and sections 501 and 505(b) of GLBA, and to protect the confidentiality, integrity and availability of its information assets. The Corporation’s Board of Directors is responsible for overseeing the development, implementation and maintenance of the Corporation’s overall information security standards. The Audit Committee of the Board of Directors has enterprise risk management oversight responsibilities, which includes information security. Information Security-related functions are performed by both ACNB Bank Risk Management and Technology Services personnel. The Information Security Committee is an ACNB Bank management committee which is responsible for providing oversight and direction for information security matters and standards and meets regularly throughout the year with minutes of their meetings provided to the Corporation’s Board of Directors. ACNB Bank’s Information Security Officer is responsible for managing and monitoring the Information Security Program, and is a part of the Risk Management department, which ultimately reports to the Chief Risk Officer. Additionally, the Information Security Program is supported by ACNB Bank’s Technology Services Department which is led by the Technology Services Manager who reports to the Chief Strategy Officer.
The Information Security Program includes Information Security strategy, an incident response plan for incident management; access rights management; threat and vulnerability management; security training; risk and maturity assessments; security systems controls and standards; data use, reproduction, storage and destruction standards, intrusion prevention management, patch management, physical and environmental protections, encryption standards, malicious code prevention, intelligence sharing, and Information Security Monitoring, including architecture considerations, activity monitoring and condition monitoring. On an annual basis, Information Security-related risk assessments and a maturity analysis are performed and reported to the Board of Directors or the Board Audit Committee. Risks from cybersecurity threats associated with use of third-party service providers are addressed as part of the vendor management program, in initial and ongoing assessment of service providers. Information Security training is conducted for both employees and the Board of Directors annually. Training includes sharing educational communications to increase employee awareness of cybersecurity risks and conducting incident response plan exercises at least annually.
ACNB engages independent third-party assessors and auditors in connection with its information security program, including to conduct external and internal penetration testing and internal vulnerability scanning, independent audits and risk assessments. Technology Services personnel perform internal security practices, including regular internal vulnerability scanning using commercial software tools and follow-up with corrective measures as required, monitoring for unauthorized access attempts, uses dynamically updated Endpoint Detection and Response for anti-malware, and deploying dynamically updated firewalls to protect against unknown actors. Platforms are in place with the ability to automate containment without the risk of employee response delays and a third-party provider performs additional external vulnerability scanning, network threat detection and automated containment, risk analysis and continuous monitoring. Information Security performs monthly phishing exercises with the reporting of results to the Information Security Committee, the Senior Management Committee and an annual summary of results to the Audit Committee. ACNB Bank also utilizes third-party service providers in the ordinary course of business. As part of ACNB Bank’s management program, initial and ongoing information security due diligence is reviewed and assessed on ACNB Bank’s service providers as appropriate, based on level of access to, storage of and processing of corporate and customer confidential information. Such due diligence may include review of service organization control reports and other independent testing, information security and incident response programs.
As a regulated financial institution, ACNB Bank is also subject to financial privacy laws and its cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation” included in Part I, Item 1 — “Business” of this report.
Although ACNB has not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected its business strategy, results of operations or financial condition, there can be no guarantee that ACNB will not experience such an incident in the future or the potential impact thereof. For additional information regarding the risk ACNB faces from cybersecurity threats, please see the risk factors titled “ACNB’s operations of its business, including its transactions with customers, are increasingly done electronically, and this has increased its risks related to cybersecurity” and “ACNB’s communications, information, and technology systems may experience a failure, interruption or breach in security” included in Part I, Item 1A — “Risk Factors” of this report.
ITEM 2 — PROPERTIES
The Corporation’s main operations center is located in Gettysburg, Pennsylvania. There are 29 owned and 12 leased buildings, including Community Banking, Insurance and Loan Production offices. All properties are suitable for their intended purposes.
ITEM 3 — LEGAL PROCEEDINGS
As of December 31, 2025, there were no material pending legal proceedings, other than ordinary routine litigation incidental to and in the ordinary course of the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their financial condition or results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
ITEM 4 — MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
ACNB Corporation’s common stock trades on NASDAQ under the symbol ACNB. At December 31, 2025 and 2024, there were 20,000,000 shares of common stock authorized, 11,028,152 and 8,945,293 shares issued, respectively, and 10,372,251 and 8,553,785 shares outstanding, respectively. As of December 31, 2025, ACNB had 2,354 stockholders of record.
On May 5, 2009, stockholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of December 31, 2025, there were no issued or outstanding shares of preferred stock.
Restrictions on the Payments of Dividends
ACNB is restricted as to the amount of dividends that it can pay to stockholders by virtue of Pennsylvania law and the restrictions on the banking subsidiary’s ability to pay dividends to ACNB under the Pennsylvania Banking Code, the Federal Deposit Insurance Corporation Act, and the regulations of the FDIC. For further information, please refer to Note 16 — “Regulatory Matters” in the Notes to Consolidated Financial Statements under Item 8 — “Financial Statements and Supplementary Data”.
Dividend Reinvestment and Stock Purchase Plan
In 2011, the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan was introduced for stockholders of record, and replaced on August 8, 2025. This plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. As of December 31, 2025, there were 292,933 shares of common stock issued through the ACNB Corporation Dividend Reinvestment and Stock Purchase Plans.
Stock Incentive Plans
On May 5, 2009, stockholders approved and ratified the ACNB Corporation 2009 Restricted Stock Plan, effective as of February 24, 2009, in which awards shall not exceed, in the aggregate, 200,000 shares of common stock. As of December 31, 2025, there were 25,945 shares of common stock granted as restricted stock awards to employees of the subsidiary bank. The Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the Restricted Stock Plan was filed with the Securities and Exchange Commission on January 4, 2013. Post-Effective Amendment No. 1 to this Form S-8 was filed with the Commission on March 8, 2019, effectively transferring the 174,055 authorized, but not issued, shares under the Restricted Stock Plan to the ACNB Corporation 2018 Omnibus Stock Incentive Plan.
On May 1, 2018, stockholders approved and ratified the Omnibus Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the Restricted Stock Plan. As of December 31, 2025, there were 185,413 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 388,642. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the Omnibus Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the Restricted Stock Plan to add the Omnibus Plan to the registration statement to reflect that the remaining unissued shares under the Restricted Stock Plan may instead be issued under the Omnibus Plan.

Performance Graph
The following graph shows the cumulative total shareholder return on ACNB’s common stock with the cumulative total shareholder return of the KBW Regional Banking Total Return Index and the S&P 500 Index assuming a $100 investment in each on December 31, 2020 and the reinvestment of dividends during the five years ended December 31, 2025. The graph is not indicative of future price performance.

	Year Ending December 31,
Index	2020	2021	2022	2023	2024	2025
ACNB Corporation	$100.00	$129.52	$169.79	$196.62	$180.27	$224.80
KBW Regional Banking Total Return Index	$100.00	$136.64	$127.17	$126.67	$143.39	$152.71
S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25

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
Purchases of Equity Securities
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3% of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 116,929 shares purchased under this plan during the year ended December 31, 2025.
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

The following is a summary of the Corporation’s purchases of common stock during the fourth quarter of 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31, 2025	38,203	$42.73	99,789	214,211
November 1 - November 30, 2025	17,140	$46.36	116,929	197,071
December 1 - December 31, 2025	—	$—	116,929	197,071
Sales of Unregistered Securities
There have been no unregistered sales of stock in 2025, 2024 or 2023.
ITEM 6 — [Reserved]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Discussion of the earliest of the three years covered by the Consolidated Financial Statements presented in this report has been omitted as that disclosure is included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within that report.
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
ACNB reported earnings of $37.1 million in 2025 impacted by three discrete items: $8.3 million merger-related expenses, net of tax impact, a provision for credit losses on non-PCD loans of $4.2 million, net of tax impact, both incurred as a result of the Acquisition, and a $2.8 million loss on sales of investment securities, net of tax impact, incurred as a result of the repositioning of the investment securities portfolio.
Traditions Acquisition
ACNB closed the Acquisition of Traditions effective February 1, 2025. Traditions contributed, after acquisition accounting adjustments, $877.7 million in assets, $648.5 million in loans and $741.5 million in deposits at the Acquisition date. See Note 2 — “Business Combination” in the Notes to Consolidated Financial Statements under Part II, Item 8 — “Financial Statements and Supplementary Data,” for more information.
Investment Securities Portfolio Repositioning
ACNB completed a repositioning of the investment securities portfolio by selling $74.6 million in book value of available for sale investment securities for an after-tax loss of $2.8 million as announced on Form 8-K on December 5, 2025. For additional information see “Investment Securities” in the Financial Condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios for the years ended December 31:

(Dollars in thousands, except per share data)	2025	2024	2023
Net income	$37,051	$31,846	$31,688
Diluted earnings per share	$3.60	$3.73	$3.71
Cash dividends declared	$1.38	$1.26	$1.14
Return on average assets	1.16%	1.31%	1.32%
Return on average equity	9.44%	10.94%	12.23%
Net interest margin [1]	4.23%	3.79%	4.07%
Non-performing loans to total loans, net of unearned income	0.46%	0.40%	0.26%
Non-performing assets to total assets	0.33%	0.30%	0.19%
Net charge-offs to average loans outstanding	0.01%	0.02%	0.02%
Allowance for credit losses to total loans, net of unearned income	1.02%	1.03%	1.23%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
Summary Financial Results for the year ended December 31, 2025
•Net Interest Income — Net interest income was $123.1 million in 2025 compared to $83.6 million for the same period of 2024, an increase of $39.5 million. The increase in net interest income and growth in average loans and deposits was driven primarily by the Acquisition.
◦Net Interest Margin — The Corporation’s FTE net interest margin increased to 4.23% in 2025 compared to 3.79% for the same period of 2024, an increase of 44 bps. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $7.7 million for the year ended December 31, 2025.
◦Yield on Average Interest-earning Assets — ACNB experienced an increase of 75 bps in the yield on average interest-earning assets to 5.61% compared to the same period of 2024.
◦Loan Growth — Average loans grew $635.8 million compared to the same period of 2024.
◦Deposit Growth — Average interest-bearing deposits increased $542.1 million compared to the same period of 2024.
•Asset Quality — The ACL was $23.7 million at December 31, 2025 compared to $17.3 million at December 31, 2024. The increase was driven primarily by an initial ACL of $5.5 million for non-PCD loans and $1.5 million for accruing PCD loans at the Acquisition date.
◦The provision for credit losses was $5.3 million and the provision for unfunded commitments was a reversal of $532 thousand for the year ended December 31, 2025 compared to the reversal of $2.4 million provision for credit losses and the reversal of $326 thousand for unfunded commitments for the same period of 2024.

◦Non-performing loans were $10.7 million, or 0.46% of total loans at December 31, 2025 compared to $6.8 million, or 0.40% of total loans for the same period of 2024. The increase was driven primarily by the Acquisition and, to a lesser extent, three unrelated relationships in the commercial real estate and residential mortgage portfolios.
◦Net charge-offs for the year ended December 31, 2025 were 0.01% of total average loans compared to 0.02% for the same period of 2024.
•Noninterest income — Excluding net (losses) gains on sales or calls of securities, noninterest income was $32.1 million for the year ended December 31, 2025, an increase of $7.5 million from the same period of 2024. The increase was driven primarily by a $5.0 million increase in gain from mortgage loans held for sale, a $697 thousand increase in service charges on deposits and $614 thousand higher earnings on investment in bank-owned life insurance, which were driven primarily by the Acquisition.
•Noninterest expenses — Noninterest expenses totaled $100.5 million, an increase of $29.8 million in 2025 compared to $70.7 million in 2024. The increase was driven primarily by the Acquisition.

A more thorough discussion of the Corporation’s results of operations and financial condition is included in the following pages.
CRITICAL ACCOUNTING ESTIMATES
The accounting policies that the Corporation’s management deems to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following accounting policies are deemed to be critical by management:
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
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of borrowers. As of December 31, 2025, the Company believes that its ACL was adequate.
Business Combinations — The Company is required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their respective fair values in an acquisition. The difference between consideration paid and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to determine the fair value of such items in accordance with ASC 820, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The ACL for PCD loans is recognized as a component of acquisition accounting. The ACL for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations.
The determination of fair values in accordance with ASC 820 is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, we engaged third party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements. As of December 31, 2025, the Company believes that the fair value of the assets acquired, liabilities assumed, consideration paid, and any non-controlling interests of the acquired business at fair value at the acquisition date was appropriately determined in accordance with GAAP.

RESULTS OF OPERATIONS
Net income for the year ended December 31, 2025 was $37.1 million, an increase of $5.2 million, or 16.3%, compared to net income of $31.8 million for the same period of 2024. Diluted earnings per share were $3.60 and $3.73 for the years ended December 31, 2025 and 2024, respectively.

Net Interest Income
The primary source of ACNB’s traditional banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets. Earning assets include loans, securities, and interest-bearing deposits with banks. Interest-bearing liabilities include deposits and borrowings. Net interest income is affected by changes in interest rates, volume of interest-bearing assets and liabilities, and the composition of those assets and liabilities. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7a — “Quantitative and Qualitative Disclosures About Market Risk”.

The following table provides a comparative average Consolidated Statement of Condition and net interest income analysis for the years ended December 31. Interest income and yields are presented on a FTE basis. The discussion following this table is based on these tax equivalent amounts.

	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,245,727	$142,485	6.34%	$1,605,976	$90,547	5.64%	$1,499,635	$79,433	5.30%
Tax-exempt	58,552	1,615	2.76	62,532	1,559	2.49	73,993	1,778	2.40
Total Loans [2]	2,304,279	144,100	6.25	1,668,508	92,106	5.52	1,573,628	81,211	5.16
Investment Securities:
Taxable	474,424	14,494	3.06	445,531	11,718	2.63	491,208	11,316	2.30
Tax-exempt	54,148	1,454	2.69	54,596	1,438	2.63	57,670	1,478	2.56
Total Investments [3]	528,572	15,948	3.02	500,127	13,156	2.63	548,878	12,794	2.33
Interest-bearing deposits with banks	89,034	3,808	4.28	53,482	2,832	5.30	66,246	3,318	5.01
Total Earning Assets	2,921,885	163,856	5.61	2,222,117	108,094	4.86	2,188,752	97,323	4.45
Cash and due from banks	24,672			20,920			30,684
Premises and equipment	31,188			25,873			26,582
Other assets	244,251			185,037			165,175
Allowance for credit losses	(23,141)			(18,589)			(18,915)
Total Assets	$3,198,855			$2,435,358			$2,392,278

LIABILITIES
Interest-bearing demand deposits	$609,263	$2,153	0.35%	$516,033	$1,603	0.31%	$569,357	$757	0.13%
Money markets	496,820	9,542	1.92	248,733	2,588	1.04	283,918	1,192	0.42
Savings deposits	334,956	107	0.03	324,034	118	0.04	377,498	122	0.03
Time deposits	448,398	14,897	3.32	258,560	6,885	2.66	230,431	1,624	0.70
Total Interest-Bearing Deposits	1,889,437	26,699	1.41	1,347,360	11,194	0.83	1,461,204	3,695	0.25
Short-term borrowings	55,862	1,639	2.93	36,492	859	2.35	49,433	898	1.82
Long-term borrowings	255,901	11,784	4.60	253,671	11,801	4.65	78,262	3,727	4.76
Total Borrowings	311,763	13,423	4.31	290,163	12,660	4.36	127,695	4,625	3.62
Total Interest-Bearing Liabilities	2,201,200	40,122	1.82	1,637,523	23,854	1.46	1,588,899	8,320	0.52
Noninterest-bearing demand deposits	566,057			478,534			543,843
Other liabilities	39,153			28,276			442
Stockholders’ Equity	392,445			291,025			259,094
Total Liabilities and Stockholders’ Equity	$3,198,855			$2,435,358			$2,392,278
Taxable Equivalent Net Interest Income		123,734			84,240			89,003
Taxable Equivalent Adjustment		(644)			(629)			(683)
Net Interest Income		$123,090			$83,611			$88,320
Cost of Funds			1.45%			1.13%			0.39%
FTE Net Interest Margin			4.23%			3.79%			4.07%
________________________________________
1 Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

FTE net interest income totaled $123.7 million for the year ended December 31, 2025 compared to $84.2 million for the same period of 2024, an increase of $39.5 million, or 46.9%. The FTE net interest margin for 2025 was 4.23%, an increase of 44 bps from 3.79% for the same period of 2024. The increases in FTE interest income, interest expense and the increases to average interest-earning assets and liabilities were driven primarily by the Acquisition.
The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates:

	2025 versus 2024			2024 versus 2023
(In thousands)	Volume	Yield/Rate [1]	Net	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$36,082	$15,856	$51,938	$5,636	$5,478	$11,114
Tax-exempt	(99)	155	56	(275)	56	(219)
Total Loans [2]	35,983	16,011	51,994	5,361	5,534	10,895
Investment Securities
Taxable	760	2,016	2,776	(1,051)	1,453	402
Tax-exempt	(12)	28	16	(79)	39	(40)
Total Investment Securities [3]	748	2,044	2,792	(1,130)	1,492	362
Interest-bearing deposits with banks	1,884	(908)	976	(639)	153	(486)
Total Interest Income	$38,615	$17,147	$55,762	$3,592	$7,179	$10,771
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$289	$261	$550	$(69)	$915	$846
Money markets	2,580	4,374	6,954	(148)	1,544	1,396
Savings deposits	4	(15)	(11)	(16)	12	(4)
Time deposits	5,050	2,962	8,012	197	5,064	5,261
Total Interest-Bearing Deposits	7,923	7,582	15,505	(36)	7,535	7,499
Short-term borrowings	455	325	780	(236)	197	(39)
Long-term borrowings	104	(121)	(17)	8,349	(275)	8,074
Total Borrowings	559	204	763	8,113	(78)	8,035
Total Interest Expense	8,482	7,786	16,268	8,077	7,457	15,534
Change in Net Interest Income	$30,133	$9,361	$39,494	$(4,485)	$(278)	$(4,763)
________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.
FTE total interest income increased $55.8 million during 2025 compared to the same period of 2024. ACNB experienced a $38.6 million increase in interest income attributable to growth of average interest earning assets and a $17.1 million increase in the yield on interest earning assets. The average yield on interest-earning assets was 5.61% for 2025, an increase of 75 bps from the same period of 2024. FTE interest income on loans increased $52.0 million compared to the same period of 2024 due to growth in average loans and an increase in the yield on loans. Average loans increased $635.8 million while the yield increased 73 bps.
Total interest expense increased $16.3 million during 2025 compared to the same period of 2024. The increase was primarily due to a $542.1 million increase in average interest-bearing deposits and higher rates on interest-bearing deposits. The average rate paid on interest-bearing deposits was 1.41%, an increase of 58 bps during 2025. The largest increases in rates were in money markets and time deposits which increased 88 and 66 bps, respectively.

Provision for Credit Losses and Unfunded Commitments
For the year ended December 31, 2025, the provision for credit losses was $5.3 million and the provision for unfunded commitments was a reversal of $532 thousand, compared to reversals of the provisions for credit losses and unfunded commitments of $2.4 million and $326 thousand, respectively, for the same period of 2024. In 2025, ACNB recorded an allowance for credit losses of $6.9 million at the Acquisition date, comprised of $5.5 million for non-PCD loans, which was recognized through the provision for credit losses, and $1.5 million for accruing PCD loans, which was recognized as an acquisition accounting adjustment to the amortized cost basis of the acquired loans. The reversal of the provision for unfunded commitments was impacted by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. During 2024, the Corporation revised estimates driven by a realignment of the peer group used for the CECL allowance process, an update to loss driver factors from third-party data, and an update to the application of prepayment and curtailment rate studies since implementation of CECL on January 1, 2023. These estimates, which were based on more current information available as of June 30, 2024, drove input assumptions which are used in the determination of the Corporation’s allowance for credit losses and the reserve for unfunded commitments. These updated estimates were the primary drivers for the reversal of the provision for credit losses and unfunded commitments in 2024.
The determination of the provisions was a result of the analysis of the adequacy of the allowances for credit losses and unfunded commitments calculations. Each quarter, the Corporation assesses risks and reserves required compared with the balances in the allowance for credit losses and unfunded commitments. Nonaccrual loans increased $2.0 million during 2025 driven primarily by the Acquisition and, to a lesser extent, by three unrelated lending relationships in the commercial real estate and residential mortgage portfolios. For additional discussion of the provision and the associated loans, please refer to the Asset Quality section of this Management’s Discussion and Analysis.
Noninterest Income

				$ Variance	% Variance	$ Variance	% Variance
(In thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
NONINTEREST INCOME
Insurance commissions	$9,482	$9,754	$9,319	$(272)	(2.8)%	$435	4.7%
Gain from mortgage loans held for sale	5,266	301	56	4,965	N/M	245	N/M
Service charges on deposits	4,841	4,144	3,958	697	16.8	186	4.7
Wealth management	4,475	4,226	3,644	249	5.9	582	16.0
ATM debit card charges	3,563	3,303	3,348	260	7.9	(45)	(1.3)
Earnings on investment in bank-owned life insurance	2,593	1,979	1,878	614	31.0	101	5.4
Gain on life insurance proceeds	285	—	—	285	100.0	—	—
Net (losses) gains on sales or calls of investment securities	(3,535)	69	(5,240)	(3,604)	N/M	5,309	101.3
Net gains (losses) on equity securities	30	(9)	18	39	N/M	(27)	(150.0)
Gain on assets held for sale	—	—	337	—	—	(337)	(100.0)
Other	1,609	963	1,127	646	67.1	(164)	(14.6)
Total Noninterest Income	$28,609	$24,730	$18,445	$3,879	15.7%	$6,285	34.1%
As announced on Form 8-K on December 5, 2025, ACNB completed a repositioning of the investment securities portfolio by selling $74.6 million in book value of AFS investment securities, consisting of lower-yielding agency debt securities, for a pre-tax loss of $3.6 million. Total noninterest income, excluding net (losses) gains on sales or calls of investment securities, totaled $32.1 million in 2025 compared to $24.7 million in the same period of 2024, a $7.5 million increase. The majority of increases were driven primarily by the Acquisition and changes to customer products. The more significant fluctuations in noninterest income that were not a direct result of the Acquisition are explained below:
•Earnings on investment in bank-owned life insurance increased driven primarily by the Acquisition and the purchase of new policies.
•Gain on life insurance proceeds were the result of a death benefit received on a life insurance policy.

Noninterest Expenses

				$ Variance	% Variance	$ Variance	% Variance
(In thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
NONINTEREST EXPENSES
Salaries and employee benefits	$52,779	$42,929	$40,931	$9,850	22.9%	$1,998	4.9%
Equipment	9,477	7,321	6,514	2,156	29.4	807	12.4
Net occupancy	5,177	4,162	3,908	1,015	24.4	254	6.5
Professional services	2,660	2,140	2,320	520	24.3	(180)	(7.8)
Other tax	1,847	1,446	1,269	401	27.7	177	13.9
FDIC and regulatory	1,751	1,425	1,388	326	22.9	37	2.7
Intangible assets amortization	4,257	1,244	1,424	3,013	N/M	(180)	(12.6)
Merger-related	10,718	2,045	—	8,673	N/M	2,045	100.0
Other	11,849	7,973	8,318	3,876	48.6	(345)	(4.1)
Total Noninterest Expenses	$100,515	$70,685	$66,072	$29,830	42.2%	$4,613	7.0%
Noninterest expenses increased $29.8 million in 2025 compared to the same period of 2024, driven primarily by the Acquisition. The more significant fluctuations in noninterest expenses that were not a direct result of the Acquisition are explained below:
•Salaries and employee benefits, the largest component of noninterest expenses, increased driven primarily by an increased number of employees attributable to the Acquisition, merit increases and higher mortgage commissions.
•Equipment increased $2.2 million driven primarily by the Acquisition and the implementation of additional products into our core processing system.
•Other increased $3.9 million driven primarily by the Acquisition, higher internet banking services and contributions.
•Merger-related, which include legal, external audit, loan review and advisory fees, occurred due to the Acquisition.
Income Taxes
The Corporation recognized income taxes of $9.4 million during 2025 compared to $8.6 million during 2024. The provision for income taxes reflects an ETR of 20.2% for 2025 and 21.2% for 2024. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expenses such as certain merger-related costs and state taxes. Note 15 — “Income Taxes”, to the Consolidated Financial Statements under Part II, Item 8 — “Financial Statements and Supplementary Data,” includes a reconciliation of the federal statutory tax rate to the Corporation’s ETR, which measures income tax expense as a percentage of pretax income.
FINANCIAL CONDITION
Total assets were $3.23 billion at December 31, 2025 compared to $2.39 billion at December 31, 2024. The Acquisition contributed $877.7 million to total assets.
Investment Securities
ACNB uses investment securities to manage interest rate risk, provide collateral for certain funding products, provide liquidity and generate interest and dividend income. These securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall Consolidated Statement of Condition.
In December of 2025, ACNB completed a repositioning of the investment securities portfolio by selling $74.6 million in book value of AFS investment securities, consisting of lower-yielding agency investment securities, for an after-tax loss of $2.8 million. The investment securities sold had an average book yield of approximately 1.13% with a weighted-average remaining life of approximately 2.0 years. Net proceeds of $71.1 million from the sale were used to purchase higher-yielding investment securities that were all classified as AFS. The investment securities purchased consisted of $25.3 million of agency multi-family investment securities, $22.9 million agency collateralized mortgage obligation securities and $22.9 million agency mortgage-backed securities. The repositioning is estimated to improve interest income on the investment securities portfolio by approximately $2.6 million over the next 12 months. ACNB expects to recover the $2.8 million after-tax loss on the sale of investment securities in approximately 1.4 years.
The table below presents the carrying amount of investment securities:

			Increase (Decrease)
(In thousands)	December 31, 2025	December 31, 2024	$	%
Available for Sale
U.S. Government and agencies	$59,352	$143,193	$(83,841)	(58.6)%
Collateralized mortgage obligations	74,030	35,654	38,376	107.6
Residential mortgage-backed securities	173,688	138,540	35,148	25.4
Commercial mortgage-backed securities	122,209	60,785	61,424	101.1
State and municipal	8,450	—	8,450	100.0
Corporate bonds	29,165	15,803	13,362	84.6
Total AFS Investment Securities	$466,894	$393,975	$72,919	18.5%
Held to Maturity
State and municipal	$62,200	$62,838	$(638)	(1.0)%
Residential mortgage-backed securities	1,088	1,740	(652)	(37.5)
Total HTM Investment Securities	$63,288	$64,578	$(1,290)	(2.0)%
At December 31, 2025, the investment securities balance included a net unrealized loss on AFS investment securities of $19.5 million, net of taxes, at an amortized cost of $491.1 million compared to a net unrealized loss of $38.2 million, net of taxes, at an amortized cost of $441.6 million at December 31, 2024. The changes in fair value are deemed to be related solely to changes in market interest rates and not related to credit deterioration.
At December 31, 2025, the securities balance included HTM investment securities with an amortized cost of $63.3 million and a fair value of $57.5 million as compared to an amortized cost of $64.6 million and a fair value of $56.9 million at December 31, 2024. The Corporation's ACL on its HTM investment securities was de minimis.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

The following table discloses investment securities at the scheduled maturity date and weighted average yield at amortized cost at December 31, 2025. Mortgage-backed securities are allocated based upon scheduled maturities. Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations without call or prepayment penalties. Therefore, the stated yield may not be recognized in future periods. Additionally, residential mortgage-backed securities, which are collateralized by residential mortgage loans, typically prepay at a rate faster than the stated maturity. See “Note 4 — Investment Securities” for additional details.

	Maturing
	1 Year or Less		Over 1 - 5 Years		Over 5 - 10 Years		Over 10 Years or No Maturity		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield[1]	Amortized Cost	Weighted Average Yield [1]
Available for Sale
U.S. Government and agencies	$2,730	0.78%	$43,605	1.06%	$19,235	1.27%	$—	—%	$65,570	1.11%
Collateralized mortgage obligations	—	—	47	2.22	230	2.53	75,705	3.96	75,982	3.95
Residential mortgage-backed securities	—	—	1,224	2.33	17,073	1.84	167,906	2.92	186,203	2.81
Commercial mortgage-backed securities	381	2.96	27,007	4.83	35,450	4.74	62,158	3.90	124,996	4.34
State and municipal	—	—	—	—	—	—	8,499	5.23	8,499	5.23
Corporate bonds	—	—	17,271	4.83	12,600	4.75	—	—	29,871	4.80
Total	$3,111	1.04%	$89,154	2.95%	$84,588	3.36%	$314,268	3.42%	$491,121	3.31%
Held to Maturity
State and municipal	$400	1.27%	$5,652	1.85%	$36,357	2.43%	$19,791	2.46%	$62,200	2.38%
Residential mortgage-backed securities	—	—	882	2.04	206	2.50	—	—	1,088	2.13
Total	$400	1.27%	$6,534	1.88%	$36,563	2.43%	$19,791	2.46%	$63,288	2.38%
________________________________________
1 Weighted Average Yield has been computed on a fully taxable equivalent basis using the 21% federal income tax statutory rate.
The fair value of CRA Mutual Fund equity security has a readily determinable fair value of $949 thousand at December 31, 2025 with no stated maturity.
Loans
The following table presents the composition of the loan portfolio as follows:

			Increase
(In thousands)	December 31, 2025	December 31, 2024	$	%
Commercial real estate	$1,273,813	$969,514	$304,299	31.4%
Residential mortgage	599,051	401,950	197,101	49.0
Commercial and industrial	205,452	140,906	64,546	45.8
Home equity lines of credit	127,341	85,685	41,656	48.6
Real estate construction	116,680	76,773	39,907	52.0
Consumer	10,140	9,318	822	8.8
Gross loans	2,332,477	1,684,146	648,331	38.5
Unearned income	(1,963)	(1,236)	727	58.8
Total Loans, Net of Unearned Income	$2,330,514	$1,682,910	$647,604	38.5%
The increase in total loans, net of unearned income, was driven primarily by $648.5 million in loans purchased at the Acquisition date. Total acquisition accounting adjustments on loans were $18.2 million at December 31, 2025. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans pay off or mature. Growth in the portfolio was spread throughout ACNB’s geographic footprint and across various property types. The collateral for the loans is primarily spread across the Bank’s Market Area. Despite the intense competition in these areas, management continues to focus on asset quality and disciplined underwriting standards in the loan origination process. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Most of the Corporation’s lending activities are with customers located within the Bank’s Market Area.
The commercial real estate portfolio grew $304.3 million in 2025. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 65.8% and 32.1%, respectively, at December 31, 2025 compared to 56.0% and 42.1%, respectively, at December 31, 2024. Less than 3% of the portfolio is for real estate in Urban areas such as Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes, apartment complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 65.4% of the commercial real estate portfolio at December 31, 2025, compared to 62.3% at December 31, 2024. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
The following chart details the percentage of the various segments included in the portfolio:
______________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 239.0% of total risk-based capital of the Bank as of December 31, 2025 compared to 207.0% of total risk-based capital of the Bank as of December 31, 2024. The increase was primarily a result of the Acquisition.
Residential real estate mortgages totaled $599.1 million, an increase of $197.1 million, or 49.0%, in 2025. Included in the residential real estate mortgages are $221.1 million of commercial loans primarily for investment properties and $61.3 million of consumer loans secured by residential real estate mortgages. Total residential real estate mortgages include $50.7 million in junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial loans totaled $205.5 million, an increase of $64.5 million, or 45.8% in 2025. This segment includes loans to school districts, municipalities (including townships) and essential purpose authorities. In many cases, these loans are obtained through a bid process that includes other local and regional banks and are especially subject to refinancing in certain rate environments.

The following table presents the maturity schedule of the loan portfolio, segmented based on the underlying collateral, at December 31, 2025. Loans with variable rates or floating interest rates include adjustable-rate instruments that may have a remaining period of fixed rate interest, and in some instances, multiple years of a fixed rate interest period.
LOANS MATURING

(In thousands)	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years to Fifteen Years	Due After Fifteen Years	Total
Loans with predetermined (fixed) interest rates
Commercial real estate	$36,949	$114,376	$19,541	$445	$171,311
Residential mortgage	6,515	27,647	86,934	90,769	211,865
Commercial and industrial	5,000	61,433	4,542	—	70,975
Home equity lines of credit	—	94	29	229	352
Real estate construction	11,603	12,669	1,040	28,485	53,797
Consumer	259	3,644	1,825	36	5,764
Total predetermined (fixed) interest rates	60,326	219,863	113,911	119,964	514,064
Loans with variable or floating interest rates
Commercial real estate	35,978	129,584	458,602	478,338	1,102,502
Residential mortgage	5,702	8,574	73,233	299,677	387,186
Commercial and industrial	54,961	16,985	44,140	18,391	134,477
Home equity lines of credit	14,821	20,538	22,985	68,645	126,989
Real estate construction	17,681	17,952	6,476	20,774	62,883
Consumer	450	854	1,187	1,885	4,376
Total variable or floating interest rates	129,593	194,487	606,623	887,710	1,818,413
Total fixed and floating interest rates	$189,919	$414,350	$720,534	$1,007,674	$2,332,477

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
For loans to borrowers with commercial purposes, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation’s risk ratings, refer to the “Allowance for Credit Losses” section within Note 1 — “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8 — “Financial Statements and Supplementary Data”.

The following table sets forth the Corporation’s nonperforming assets as of December 31:

(Dollars in thousands)	2025	2024
Nonaccrual loans	$7,867	$5,871
Greater than or equal to 90 days past due and accruing	2,854	941
Total Nonperforming Loans	10,721	6,812
Foreclosed assets	19	438
Total Nonperforming Assets	$10,740	$7,250
Ratios:
Nonperforming loans to total loans	0.46%	0.40%
Nonperforming assets to total assets	0.33	0.30
Allowance for credit losses to nonperforming loans	220.80	253.67
Nonaccrual loans increased $2.0 million driven primarily by the Acquisition and, to a lesser extent, by three unrelated relationships in the commercial real estate and residential mortgage portfolios. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of the Acquisition and were originated by Traditions’ banking subsidiary.
Additional information on nonaccrual loans by collateral type at December 31 is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
2025
Commercial real estate	10	$3,961	$—	$—	In market	2006-2024
Business assets	5	1,971	259	—	In market	2009-2023
Residential real estate	6	1,935	131	—	In market	2019-2022
Total	21	$7,867	$390	$—

2024
Commercial real estate	6	$3,564	$138	$—	In market	2006-2022
Business assets	4	2,307	569	—	In market	2009-2023
Total	10	$5,871	$707	$—
Foreclosed assets held for resale consist of the fair value of real estate acquired through foreclosure on real estate loan collateral or the acceptance of ownership of real estate in lieu of the foreclosure process. Fair values are based on appraisals that consider the sales prices of similar properties in the proximate vicinity less estimated selling costs. Foreclosed assets held for resale totaled $19 thousand, consisting of one property, at December 31, 2025 compared to two properties totaling $438 thousand at December 31, 2024.
Allowance for Credit Losses
In 2023, the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL which replaced the prior incurred loss methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures such as loan commitments, standby letters of credit, financial guarantees and other similar instruments.
ACNB maintains the ACL at a level believed to be adequate by management to absorb current expected losses in the loan portfolio, and it is funded through a provision for credit losses charged to earnings.

A summary of ACNB’s activity in the ACL as of December 31:

(Dollars in thousands)	2025	2024	2023
Beginning balance	$17,280	$19,969	$17,861
Impact of CECL adoption	—	—	1,618
Allowance established for acquired PCD loans	1,464	—	—
Provision for (reversal of) credit losses	5,262	(2,437)	860
Loans charged-off:
Commercial and industrial	14	138	110
Commercial real estate	32	—	—
Residential mortgage	19	—	—
Consumer	358	218	396
Total Loans Charged-Off	423	356	506
Recoveries:
Commercial and industrial	15	26	64
Consumer	74	78	72
Total Recoveries	89	104	136
Net charge-offs	334	252	370
Ending balance	$23,672	$17,280	$19,969
Ratios:
Net charge-offs to average loans	0.01%	0.02%	0.02%
Allowance for credit losses to total loans	1.02%	1.03%	1.23%
The increase in the ACL for the year ended December 31, 2025 compared to the prior year was driven primarily by the higher provision for credit losses during 2025 related to the Acquisition. Total internally risk rated loans were $1.80 billion as of December 31, 2025 with a related ACL of $19.0 million.
The allocation of the ACL as of December 31:

	2025		2024
(In thousands)	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Commercial real estate	$13,259	54.6%	$10,578	57.6%
Residential mortgage	5,386	25.7	2,976	23.9
Commercial and industrial	1,800	8.8	1,416	8.4
Home equity lines of credit	482	5.5	294	5.1
Real estate construction	2,588	5.0	1,918	4.5
Consumer	157	0.4	98	0.5
Total	$23,672	100.0%	$17,280	100.0%

Deposits
The following table presents ending deposits, by type, as of December 31:

			Increase
(In thousands)	2025	2024	$	%
Noninterest-bearing demand deposits	$553,855	$451,503	$102,352	22.7%
Interest-bearing demand deposits	623,620	505,096	118,524	23.5
Money market	485,808	251,667	234,141	93.0
Savings	333,973	311,207	22,766	7.3
Total demand and savings	1,997,256	1,519,473	477,783	31.4
Time	452,929	273,028	179,901	65.9
Total Deposits	$2,450,185	$1,792,501	$657,684	36.7%
The Bank relies on deposits as a primary source of funds for lending activities. The Bank’s deposit pricing function employs a disciplined approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks.
The increase in deposits from December 31, 2024 to December 31, 2025 was driven primarily by the Acquisition. ACNB acquired $741.5 million in deposits at the Acquisition date. Total demand and savings deposits increased $477.8 million and time deposits increased $179.9 million. Included in time deposits was $59.1 million in brokered time deposits issued by the Bank. Total deposits as of December 31, 2025 were comprised of approximately 61% consumer deposits and 39% commercial deposits, compared to approximately 63% consumer deposits and 37% commercial deposits as of December 31, 2024. The loan-to-deposit ratio was 95.12% at December 31, 2025 compared to 93.89% at December 31, 2024.
Included in total deposits at December 31, 2025 were municipal deposits totaling $119.3 million, or 4.9%, of total deposits compared to $111.0 million, or 6.2%, of total deposits at December 31, 2024. Uninsured and non-collateralized deposits to total Bank deposits was 17.7% compared to 16.3% at December 31, 2025 and 2024, respectively. As of December 31, 2025, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 342.7% of uninsured and non-collateralized Bank deposits. At December 31, 2025 deposits from the 20 largest depositors, excluding internal accounts, of the Bank totaled $177.2 million, or 7.2%, of total Bank deposits compared to $143.4 million, or 7.9%, of total Bank deposits at December 31, 2024. See Note 10 — “Deposits”, to the Consolidated Financial Statements under Part II, Item 8 — “Financial Statements and Supplementary Data,” for more information.
Borrowings
The Corporation’s borrowings as of December 31:

			Increase
(In thousands)	2025	2024	$	%
Securities sold under repurchase agreements	$16,129	$15,826	$303	1.9%
Short-term FHLB advances	45,000	—	45,000	100.0
Federal funds purchased	3,611	—	3,611	100.0
Total Short-Term Borrowings	64,740	15,826	48,914	309.1
Long-term FHLB advances	235,000	235,000	—	—
Trust preferred subordinated debt[1]	5,376	5,333	43	0.8
Subordinated debt	15,000	15,000	—	—
Total Long-Term Borrowings	255,376	255,333	43	—
Total Borrowings	$320,116	$271,159	$48,957	18.1%
______________________________________
1Net of purchase accounting fair value mark.
Short-term borrowings are comprised primarily of securities sold under agreements to repurchase, short-term borrowings from the FHLB and federal funds purchased. Fluctuations in securities sold under agreements to repurchase balances are due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Short-term FHLB borrowings are used for general balance sheet management.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate rate of return relative to management’s identification and management of risk, in the opinion of management, to stockholders, while maintaining levels above its internal minimums and “well capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $420.0 million at December 31, 2025 compared to $303.3 million at December 31, 2024. Stockholders’ equity increased primarily due to the $83.6 million issuance of common stock to acquire Traditions, net income of $37.1 million and a $18.6 million change in unrealized gains in AFS investment securities partially offset by $14.4 million in cash dividends paid to ACNB Corporation stockholders and $11.2 million of common stock repurchases.

ACNB has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the year ended December 31, 2025, 15,419 shares were issued under this plan. Proceeds from the plan are used for general corporate purposes.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 116,929 shares purchased under this plan during 2025.
On October 24, 2022, the Corporation announced that the Board of Directors approved on October 18, 2022 a new plan to repurchase, in open market and privately negotiated transactions, up to 255,575, or approximately 3%, of the outstanding shares of the Corporation’s common stock. There were 215,372 treasury shares purchased under this plan through June 30, 2025. The plan was replaced by the plan announced on June 18, 2025.
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

ACNB considers the capital ratios of the banking subsidiary to be the relevant measurement of capital adequacy. The banking subsidiary’s capital ratios are as follows:

	2025	2024	To be Well Capitalized under Prompt Corrective Action Regulations
Tier 1 leverage ratio (to average assets)	10.92%	12.03%	5.00%
Common Tier 1 capital (to risk-weighted assets)	14.32%	16.03%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.32%	16.03%	8.00%
Total risk-based capital ratio (to risk-weighted assets)	15.30%	17.02%	10.00%
Quantitative measures established by regulation to ensure capital adequacy require ACNB to maintain minimum amounts and ratios of total and Tier 1 capital to average and risk adjusted assets. Management believes, as of December 31, 2025 and 2024, that ACNB’s banking subsidiary met all minimum capital adequacy requirements to which it is subject and is categorized as “well capitalized” for regulatory purposes. There are no subsequent conditions or events that management believes have changed the banking subsidiary’s category.
For further information on the actual and required capital amounts and ratios, please refer to Note 16 — “Regulatory Matters” in the Notes to Consolidated Financial Statements.
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
At December 31, 2025, ACNB’s banking subsidiary could borrow $1.29 billion from the FHLB of which $1.01 billion was available. At December 31, 2025, ACNB’s banking subsidiary could borrow $57.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of December 31, 2025, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing at December 31, 2025. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services.
Another source of liquidity is securities sold under repurchase agreements to customers of the Bank totaling $16.1 million and $15.8 million at December 31, 2025 and 2024, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to stockholders, common stock repurchases and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank. For a discussion of ACNB’s dividend restrictions, please refer to Item 1 — “Business” and Note 16 — “Regulatory Matters” in the Notes to Consolidated Financial Statements.
ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short- and long-term cash requirements from known contractual and other obligations.
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2025 the Corporation had unfunded outstanding commitments to extend credit of $566.8 million and outstanding standby letters of credit of $24.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 17 — “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a discussion of the nature, business purpose, and importance of the Corporation’s OBS arrangements.
New Accounting Pronouncements
See Note 1 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of these new accounting pronouncements not yet adopted.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
The simulation analysis results are presented in the table below. At December 31, 2025, results in the falling or rising interest rate scenarios project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model in a down rate environment as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
	% Change in Net Interest Income
Change in Market Interest Rates (bps)	December 31, 2025	December 31, 2024	Policy Limits
(200)	(0.9)%	(1.7)%	(10.0)%
(100)	(0.6)%	(1.0)%	(5.0)%
100	(0.3)%	0.3%	(5.0)%
200	(1.1)%	(0.3)%	(10.0)%
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
The results at December 31, 2025 and 2024 are reflected in the following table. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Value at Risk Ramps
	% Change in Market Value
Change in Market Interest Rates (bps)	December 31, 2025	December 31, 2024	Policy Limits
(200)	(11.0)%	(10.8)%	(35.0)%
(100)	(3.3)%	(3.7)%	(20.0)%
100	(0.1)%	(1.2)%	(20.0)%
200	(2.8)%	(4.8)%	(35.0)%

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)The following audited Consolidated Financial Statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of ACNB Corporation
Gettysburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of ACNB Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 5, the Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The Company’s loan portfolio is segmented by loan types that behave similarly during economic cycles. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression which are key inputs into the DCF model calculation. Quantitative model assumptions include, but are not limited to the discount rate, prepayment speeds, and curtailments. The quantitative model output is adjusted with qualitative adjustments. Management develops a qualitative framework that serves as the basis for determining the reasonableness of the model’s output and makes qualitative adjustments as necessary. The allowance methodology is inherently complex and requires the use of significant management judgment.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management, including segmentation, the economic forecasts used to calculate the regressions within the DCF model, the quantitative model assumptions as mentioned above, and the qualitative adjustments made using the qualitative framework. In addition, we used individuals with specialized skill or knowledge to assist us in auditing the judgments made by management.

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
•Evaluated the reasonableness of management’s judgments related to the selection of the segmentation, DCF model, the reasonable and supportable economic forecasts, the significant model assumptions, and the relevance and reliability of the data used in the DCF model.
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

Business Combination – Fair Value of Acquired Loans

As described in Notes 1 and 2, during 2025, the Company completed the acquisition of Traditions Bancorp, Inc. for stock and cash consideration totaling approximately $83.8 million on February 1, 2025. Accounting for an acquisition requires management to record the assets acquired and liabilities assumed at fair value as of the date of acquisition. The estimation of fair values related to acquired loans required management to make significant judgments and assumptions. The acquired loans were recorded at $648.5 million. The determination of fair values over acquired loans involves significant judgment by management regarding methods and assumptions, including discount rates, default rates, and repayment rates. For acquired loans at the merger date, management evaluated and classified loans based upon whether the loans had experienced a more-than-insignificant amount of credit deteriorating since origination. The factors considered in evaluating more-than-insignificant credit deterioration included, but not limited to, loans 30 days or more past due, loans with an internal risk grade below average or lower, or loans classified as non-accrual.

We identified auditing the fair value of acquired loans as a critical audit matter because it involved especially subjective auditor judgment and audit effort to evaluate the significant judgments made by management, including the need for professionals with specialized skill or knowledge.

The primary procedures performed to address this critical audit matter included the following:

•Tested the operating effectiveness of the Company’s controls that addressed the following:
◦Evaluation of the appropriateness of methods and assumptions applied in the estimate of fair value over the acquired loans.
◦Identification of acquired loans that had experienced more-than-insignificant amount of credit deterioration.
◦Evaluation of the relevance and reliability of external data used in the valuation of acquired loans.
◦Completeness and accuracy of loan data used in the valuation of acquired loans.
•Substantively test the estimate of the fair value of acquired loans, including developing independent expectations and applying those independently developed significant assumptions in the calculation with the assistance of professionals with specialized skill and knowledge.
•Evaluation of the relevance and reliability of external data used in the valuation of acquired loans.
•Evaluation of criteria used to identify the population of loans that had experienced a more-than-insignificant amount of credit deterioration since origination and completeness of population.
•Testing the completeness and accuracy of loan data used in the calculation.

/s/ Crowe LLP

We have served as the Company’s auditor since 2022.

Franklin, Tennessee
March 12, 2026

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
	December 31,
(Dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$20,611	$16,352
Interest-bearing deposits with banks	45,037	30,910
Total Cash and Cash Equivalents	65,648	47,262
Equity securities with readily determinable fair values	949	919
Investment securities available for sale, at estimated fair value	466,894	393,975
Investment securities held to maturity, at amortized cost (fair value $57,537, $56,924)	63,288	64,578
Loans held for sale	28,170	426
Total loans, net of unearned income	2,330,514	1,682,910
Less: Allowance for credit losses	(23,672)	(17,280)
Loans, net	2,306,842	1,665,630
Premises and equipment, net	30,648	25,454
Right of use asset	4,155	2,663
Restricted investment in bank stocks	14,237	10,853
Investment in bank-owned life insurance	105,840	81,850
Investments in low-income housing partnerships	751	877
Goodwill	64,449	44,185
Intangible assets, net	22,435	7,838
Assets held for sale	275	—
Foreclosed assets held for resale	19	438
Other assets	53,526	47,882
Total Assets	$3,228,126	$2,394,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$553,855	$451,503
Interest-bearing	1,896,330	1,340,998
Total Deposits	2,450,185	1,792,501
Short-term borrowings	64,740	15,826
Long-term borrowings	255,376	255,333
Lease liability	4,451	2,764
Allowance for unfunded commitments	1,831	1,394
Other liabilities	31,569	23,739
Total Liabilities	2,808,152	2,091,557

Stockholders’ Equity:
Preferred stock, $2.50 par value; 20,000,000 shares authorized; no shares outstanding at December 31, 2025 and 2024	—	—
Common stock, $2.50 par value; 20,000,000 shares authorized; 11,028,152 and 8,945,293 shares issued; 10,372,251 and 8,553,785 shares outstanding at December 31, 2025 and 2024, respectively	27,564	22,357
Treasury stock, at cost 655,901 and 391,508 shares at December 31, 2025 and 2024, respectively	(22,367)	(11,203)
Additional paid-in capital	179,658	99,163
Retained earnings	257,293	234,624
Accumulated other comprehensive loss	(22,174)	(41,668)
Total Stockholders’ Equity	419,974	303,273
Total Liabilities and Stockholders’ Equity	$3,228,126	$2,394,830
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$142,485	$90,547	$79,433
Tax-exempt	1,276	1,232	1,405
Investment Securities:
Taxable	13,195	10,748	10,985
Tax-exempt	1,149	1,136	1,168
Dividends	1,299	970	331
Other	3,808	2,832	3,318
Total Interest and Dividend Income	163,212	107,465	96,640
INTEREST EXPENSE
Deposits	26,699	11,194	3,695
Short-term borrowings	1,639	859	898
Long-term borrowings	11,784	11,801	3,727
Total Interest Expense	40,122	23,854	8,320
Net Interest Income	123,090	83,611	88,320
Provision for (reversal of) credit losses	5,262	(2,437)	860
Reversal of provision for unfunded commitments	(532)	(326)	(16)
Net Interest Income after Provisions for (Reversals of) Credit Losses and Unfunded Commitments	118,360	86,374	87,476
NONINTEREST INCOME
Insurance commissions	9,482	9,754	9,319
Gain from mortgage loans held for sale	5,266	301	56
Service charges on deposits	4,841	4,144	3,958
Wealth management	4,475	4,226	3,644
ATM debit card charges	3,563	3,303	3,348
Earnings on investment in bank-owned life insurance	2,593	1,979	1,878
Gain on life insurance proceeds	285	—	—
Net (losses) gains on sales or calls of investment securities	(3,535)	69	(5,240)
Net gains (losses) on equity securities	30	(9)	18
Gain on assets held for sale	—	—	337
Other	1,609	963	1,127
Total Noninterest Income	28,609	24,730	18,445
NONINTEREST EXPENSES
Salaries and employee benefits	52,779	42,929	40,931
Equipment	9,477	7,321	6,514
Net occupancy	5,177	4,162	3,908
Professional services	2,660	2,140	2,320
Other tax	1,847	1,446	1,269
FDIC and regulatory	1,751	1,425	1,388
Intangible assets amortization	4,257	1,244	1,424
Merger-related	10,718	2,045	—
Other	11,849	7,973	8,318
Total Noninterest Expenses	100,515	70,685	66,072
Income Before Income Taxes	46,454	40,419	39,849
Income taxes	9,403	8,573	8,161
Net Income	$37,051	$31,846	$31,688
PER SHARE DATA
Basic earnings	$3.61	$3.75	$3.72
Diluted earnings	$3.60	$3.73	$3.71
Weighted average shares basic	10,259,179	8,503,473	8,507,803
Weighted average shares diluted	10,290,148	8,536,965	8,536,125
 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
NET INCOME	$37,051	$31,846	$31,688

OTHER COMPREHENSIVE INCOME
INVESTMENT SECURITIES
Unrealized gains arising during the period, net of income tax expense of $4,623, $633 and $1,814 respectively	15,278	1,992	6,814
Reclassification adjustment for net AFS investment securities losses (gains) included in net income, net of income tax effect of $785, $(16) and $1,188, respectively	2,750	(53)	4,052
Total unrealized gain on AFS investment securities	18,028	1,939	10,866
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax expense of $170, $254 and $203, respectively	588	853	916

DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized losses on interest rate derivatives used in cash flow hedges, net of income tax benefit of $(52), $—, and $—	(181)	—	—
Reclassification adjustment for net interest rate derivative losses included in net income, net of income tax effect of $21, $— and $—, respectively	72	—	—
Total unrealized losses on interest rate derivatives used in cash flow hedges	(109)	—	—

DEFINED BENEFIT PENSION PLAN
Amortization of pension net loss, net of income tax expense of $—, $18 and $76	—	60	258
Unrecognized net gain, net of income tax expense of $282, $114 and $312, respectively	987	389	1,063
Total unrealized gain on pension	987	449	1,321
TOTAL OTHER COMPREHENSIVE INCOME	19,494	3,241	13,103
TOTAL COMPREHENSIVE INCOME	$56,545	$35,087	$44,791

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount			Retained Earnings
Balance at December 31, 2022	8,515,120	$22,086	$(8,927)	$96,022	$193,873	$(58,012)	$245,042
Net income	—	—	—	—	31,688	—	31,688
Cumulative effect for adoption of Topic 326, net of tax	—	—	—	—	(2,368)	—	(2,368)
Other comprehensive income, net of taxes	—	—	—	—	—	13,103	13,103
Common stock shares issued	20,361	51	—	670	—	—	721
Repurchased shares	(61,066)	—	(2,027)	—	—	—	(2,027)
Restricted stock grants, net of forfeitures and withheld for taxes	37,038	94	—	(94)	—	—	—
Compensation expense for restricted shares	—	—	—	1,004	—	—	1,004
Cash dividends declared ($1.14 per share)	—	—	—	—	(9,702)	—	(9,702)
Balance at December 31, 2023	8,511,453	22,231	(10,954)	97,602	213,491	(44,909)	277,461
Net income	—	—	—	—	31,846	—	31,846
Other comprehensive income, net of taxes	—	—	—	—	—	3,241	3,241
Common stock shares issued	21,750	55	—	777	—	—	832
Repurchased shares	(6,842)	—	(249)	—	—	—	(249)
Restricted stock grants, net of forfeitures and withheld for taxes	27,424	71	—	(479)	—	—	(408)
Compensation expense for restricted shares	—	—	—	1,263	—	—	1,263
Cash dividends declared ($1.26 per share)	—	—	—	—	(10,713)	—	(10,713)
Balance at December 31, 2024	8,553,785	22,357	(11,203)	99,163	234,624	(41,668)	303,273
Net income	—	—	—	—	37,051	—	37,051
Other comprehensive income, net of taxes	—	—	—	—	—	19,494	19,494
Issuance of common stock to acquire Traditions	2,035,246	5,088	—	78,561	—	—	83,649
Common stock shares issued	23,015	58	—	1,101	—	—	1,159
Repurchased shares	(264,393)	—	(11,164)	—	—	—	(11,164)
Restricted stock grants, net of forfeitures and withheld for taxes	24,598	61	—	(578)	—	—	(517)
Compensation expense for restricted shares	—	—	—	1,411	—	—	1,411
Cash dividends declared ($1.38 per share)	—	—	—	—	(14,382)	—	(14,382)
Balance at December 31, 2025	10,372,251	$27,564	$(22,367)	$179,658	$257,293	$(22,174)	$419,974

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,051	$31,846	$31,688
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans originated for sale	(5,266)	(301)	(56)
Earnings on investment in bank-owned life insurance	(2,593)	(1,979)	(1,878)
Net losses (gains) on sales or calls of investment securities	3,535	(69)	5,240
Net (gains) losses on equity securities	(30)	9	(18)
Gain on sales of assets held for sale	—	—	(337)
Restricted stock compensation expense	1,411	1,263	1,004
Depreciation and amortization	6,737	3,033	3,362
Net amortization of purchase accounting adjustments	7,719	—	—
Provision for (reversal of) credit losses and unfunded commitments	4,730	(2,763)	844
Net amortization of investment securities premiums	1,190	1,702	690
Decrease (increase) in interest receivable	155	(109)	(1,165)
(Decrease) increase in interest payable	(778)	757	743
Mortgage loans originated for sale	(194,618)	(13,090)	(2,646)
Proceeds from sales of loans originated for sale	184,652	13,245	2,545
Decrease (increase) in other assets	6,407	5,351	(7,449)
Deferred income tax	3,626	779	2,376
(Decrease) increase in other liabilities	(285)	108	5,659
Net Cash Provided by Operating Activities	53,643	39,782	40,602
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	1,652	727	1,097
Proceeds from calls/maturities of investment securities available for sale	57,495	44,707	32,594
Proceeds from sales of investment securities available for sale	169,338	14,336	125,241
Proceeds from sales of equity securities	—	—	592
Purchase of investment securities available for sale	(182,979)	—	(48,838)
Net purchases of restricted investment in bank stocks	(61)	(1,176)	(8,048)
Net increase in loans	(7,293)	(55,206)	(89,589)
Purchase of bank-owned life insurance	(8,350)	—	—
Gain on life insurance proceeds	(285)	—	—
Net cash and cash equivalents received from acquisition	36,206	—	—
Acquisition of insurance books of business/agency	—	—	(174)
Capital expenditures	(1,076)	(960)	(1,168)
Proceeds from sales of assets held for sale	—	—	3,730
Net Cash Provided by Investing Activities	64,647	2,428	15,437
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing deposits	(8,020)	(48,829)	(94,717)
Net decrease in interest-bearing deposits	(75,706)	(20,483)	(242,445)
Net increase (decrease) in short-term borrowings	48,914	(41,056)	14,928
Proceeds from long-term borrowings	—	60,000	175,000
Repayments on long-term borrowings	(40,188)	—	—
Dividends paid	(14,382)	(10,713)	(9,702)
Common stock repurchased	(11,164)	(249)	(2,027)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
(In thousands)	2025	2024	2023
Common stock issued, net of restricted stock forfeitures and withheld for taxes	642	424	721
Net Cash Used in Financing Activities	(99,904)	(60,906)	(158,242)
Net Increase (Decrease) in Cash and Cash Equivalents	18,386	(18,696)	(102,203)
CASH AND CASH EQUIVALENTS — BEGINNING	47,262	65,958	168,161
CASH AND CASH EQUIVALENTS — ENDING	$65,648	$47,262	$65,958
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,487	$23,097	$7,155
Cash paid for Federal income taxes	4,911	6,050	9,000
Cash paid for State income taxes	417	578	1,030
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$729	$—	$126
Recognition of operating lease liabilities	729	—	126
Premises and equipment, net transferred to assets held for sale	275	—	—
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	—	32	—
Transactions related to acquisition:
Increase in assets and liabilities:
Net assets acquired	$877,557	$—	$—
Liabilities assumed	793,908	—	—
Common shares issued	83,649	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, wealth management, mortgage and insurance services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 33 community banking offices, including 24 community banking office locations in Adams, Cumberland, Franklin, Lancaster and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are also loan production offices in West Lawn, Pennsylvania and Hunt Valley, Maryland.
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
Recent Merger
Effective February 1, 2025, ACNB acquired Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. Traditions Bank operated eight community banking offices in South Central Pennsylvania which were included in the acquisition. In April 2025, ACNB consolidated two of the eight Traditions Bank offices into nearby ACNB Bank offices. In connection with the Acquisition, Traditions stockholders received 0.7300 shares of ACNB Corporation common stock for each share of Traditions common stock that they owned as of the effective date and time, with cash paid in lieu of fractional shares. ACNB issued 2,035,246 shares of its common stock, and cash in exchange for fractional shares based on $41.10 per whole share of ACNB common stock. The Acquisition was valued at $83.8 million. ACNB finalized the accounting for this transaction and completed the allocation of the purchase consideration to the assets acquired and liabilities assumed. As of December 31, 2024, Traditions had total assets of $870.1 million, total loans of $674.4 million and total deposits of $749.3 million. Common shares outstanding totaled 2,788,164 at December 31, 2024. See “Note 2 — Business Combination” for additional details.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses..
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within 90 days and interest-bearing deposits with banks. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. Interest-bearing deposits at other financial institutions are carried at cost.
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
The Corporation continuously monitors any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration on the Corporation’s investment securities. As of December 31, 2025, the ACL related to HTM debt securities was de minimis and there was no impairment recorded for AFS securities.
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
Transfers of debt securities from the AFS classification to the HTM classification are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is recognized in other comprehensive income (loss) and in the carrying value of the HTM securities. Such amounts are amortized into income over the remaining expected life of the security.
Loans Held for Sale
The Corporation previously elected to measure loans originated and intended for sale in the secondary market at the lower of aggregate cost or fair value. Net unrealized losses were recognized through a valuation allowance by charges to income. During the first quarter of 2025, management made the decision to measure loans held for sale at fair value to more appropriately reflect the performance of its entire mortgage banking activities in its Consolidated Financial Statements. The impact of the change in accounting policy for prior periods presented was deemed to be immaterial. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the header “Derivative Financial Instruments and Hedging Activities” below and in Note 12 — “Derivative Financial Instruments.” Changes in the fair value of loans held for sale and derivative financial instruments related to mortgage banking during the period are recorded as components of gain from mortgage loans held for sale on the Consolidated Statements of Income. Interest income earned on mortgage loans held for sale is classified within interest income on the Consolidated Statements of Income.
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
Loans
The Corporation grants commercial, residential, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate and residential mortgage loans throughout South-central Pennsylvania and Northern Maryland. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate values and general economic conditions in this area.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.
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
All interest accrued, but not collected, for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Credit Losses
In 2023 the Corporation adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL which replaced the prior incurred loss methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans, HTM securities and purchased financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to OBS credit exposures such as loan commitments, standby letters of credit, financial guarantees and other similar instruments.
The Corporation maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. The Corporation’s systematic ACL methodology is based on the following portfolio segments: Commercial Real Estate, Residential Mortgage, Commercial and Industrial, Home Equity Lines of Credit, Real Estate Construction and Consumer. The loan portfolio is segmented by loan types that have similar risk characteristics and types of collateral and that behave similarly during economic cycles. The calculation includes both a quantitative and qualitative component which incorporates the forecasting of certain economic variables. The Bank engages a third-party to assist with validation of the CECL model, including the data, assumptions, calculations and methodologies used. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer.
The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
Commercial Real Estate — The Corporation engages in commercial real estate lending in its Market Area and surrounding areas. The portfolio is secured primarily by commercial retail space, office buildings, and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property, and are typically secured by personal guarantees of the borrowers.
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

Commercial and Industrial — The Corporation originates commercial and industrial loans primarily to businesses located in its Market Area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory, and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.
Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values are determined using invoices, inventory reports, accounts receivable aging reports, and collateral appraisals. Appraisals on properties securing commercial and industrial loans originated by the Corporation are performed by independent appraisers.
In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the economic conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis. Commercial loans generally are subject to risk due primarily to the effect of general economic conditions.
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
Real Estate Construction — The Corporation engages in real estate construction lending in its Market Area and surrounding areas. The Corporation’s real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans. The Corporation’s real estate construction loans are generally secured with the subject property. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.
In underwriting real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history and the reliability and predictability of cash flows generated by the project using feasibility studies, market data, etc. Appraisals on properties securing real estate construction loans originated by the Corporation are performed by independent appraisers.
Real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the uncertainties surrounding total construction costs.
Consumer — The Corporation offers a variety of secured and unsecured consumer loans, including those for vehicles and mobile homes and loans secured by savings deposits. These loans are originated primarily within the Corporation’s Market Area or with customers primarily from the Market Area.
Consumer loan terms vary according to the type and value of collateral and the creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial condition and credit background.
Consumer loans may entail greater credit risk than residential mortgage loans or home equity lines of credit as they are unsecured or are secured by rapidly depreciable assets such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
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
The Corporation’s methodology for estimating the ACL includes:
Segmentation — The Corporation’s loan portfolio is segmented by loan types that have similar risk characteristics, types of collateral, and behave similarly during economic cycles.
Specific Analysis — A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable.
Quantitative Analysis — The Corporation elected to use a DCF methodology and chose unemployment rate as the driving assumption in their economic forecasts. In regards to unemployment rates, the Corporation elected to forecast economic factors over the period of the next four quarters. The Corporation utilizes relevant third-party forecasts as a basis and support for its own forecast. These forecasts are assumed to revert to the long-term historical average and utilized in the model to estimate the PD and LGD through a straight-line regression. The Corporation elected a reversion period of four quarters. The Corporation deemed four quarters to be a reasonable time period to ensure it did not include irrelevant information, but also not too short to introduce unnecessary volatility. Model assumptions include, but are not limited to, the discount rate, prepayment speeds, funding rates, PD, LGD and curtailments. The product of the PD and the LGD is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

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
Credit Quality Indicators
The Corporation’s portfolio risk rating analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Corporation’s internal credit risk rating system is based on debt service coverage, collateral values and other factors. Non-commercial-purpose loans are defaulted to a performing classification until a loan migrates to past due status or when collection of principal or interest is considered doubtful.
Pass — Loans in this category currently show no indication of deterioration or potential problems and their loans are considered fully collectible.
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
Loss — Loans classified as a loss are considered uncollectible and are charged to the ACL
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s ACL and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio and economic conditions, management believes the current level of the ACL is adequate.
Concentration of Credit Risk
Most of the Corporation’s lending activities are with customers located within South-central Pennsylvania and Northern Maryland. The types of lending in which the Corporation engages are outlined above. The Corporation’s exposure to credit risk is significantly affected by changes in the economy in those areas. Although the Corporation maintains a diversified loan portfolio, a significant portion of its customers’ ability to honor their contracts is dependent upon economic sectors for commercial real estate, including mixed use properties, office complexes, hospitality, multi-family and residential complexes and agriculture. Management evaluates each clients’ creditworthiness on an individual basis.
The types of securities in which the Corporation invests are discussed in Note 4 — “Investment Securities”.
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
Acquired Loans
Under CECL acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be PCD loans, and are grossed-up on day one by the initial credit estimate through the ACL as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an ACL and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the net loan mark will amortize through interest income over the life of such loans. At acquisition ACNB considers several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, or loans classified as non-accrual. Upon the adoption of CECL acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the ACL upon adoption, and any reversals of such mark will flow through the ACL in future periods.
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
As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Bank’s community banking offices. The operating leases have remaining lease terms of less than one year to less than twelve years, some of which include options to renew at varying durations. See Note 8 — “Leases” for additional information.
Restricted Investment in Bank Stocks
Restricted investment in bank stocks, which represents required investments in the common stock of correspondent banks, was carried at cost as of December 31, 2025 and 2024, and consists of common stock in the Atlantic Community Bankers Bank and Federal Home Loan Bank.
Management believes no impairment charge was necessary related to the restricted investment in bank stocks during 2025, 2024 or 2023.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. ASC Topic 350, Intangibles—Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be assessed or tested for impairment at least annually. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on the Bank’s or ACNB Insurance Services’ outstanding goodwill from its most recent goodwill impairment analysis which was completed as of November 30, 2025 using the qualitative approach. If certain events occur which indicate goodwill might be impaired between annual assessments, the goodwill would be evaluated for impairment when such events occur.
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. These assets that have finite lives, such as core deposit intangibles, customer lists and non-compete covenants, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer lists are amortized using the straight-line method over their estimated useful lives which range from eight to fifteen years. Non-compete covenants are amortized using the straight-line method over the term of the agreement.
The fair value of customer lists intangibles was based upon an income approach which included estimated financial projections developed by the Corporation and included other fair value assumptions for attrition, present value discount rates using market participant assumptions. The fair value of the non-compete covenants intangible was based upon an income approach which compared the present value impact of various non-compete scenarios and other fair value assumptions including present value discount rates using market participant assumptions. See Note 9 — “Goodwill and Other Intangibles” for additional details.
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
Derivative Financial Instruments and Hedging Activities
The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation manages market risk, including interest rate risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage interest rate risk that arise from business operations.
All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition. Until a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities.
Interest rate-lock commitments extended to borrowers relate to the origination of residential mortgage loans. To mitigate the interest rate risk inherent in these commitments, the Corporation enters into mandatory delivery and best efforts forward commitments to sell adjustable-rate and fixed-rate residential mortgage loans (servicing released). Forward commitments and interest rate-lock commitments on residential mortgage loans are considered derivatives. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of forward and interest rate-lock commitments are recognized in current earnings.
The Corporation executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset with essentially matching interest rate swaps with the Corporation’s counterparties, such that the Corporation minimizes its net risk exposure resulting from such transactions. Hedge accounting has not been applied for these derivatives. Accordingly, changes in the fair value of all such interest rate swaps are recognized in current earnings.
The Corporation applies hedge accounting, when applicable, to its derivatives used for interest rate risk management purposes. Hedge accounting is permitted only if specific criteria are met, including a requirement that a highly effective relationship exist between the derivative instrument and the hedged item, both at inception of the hedge and on an ongoing basis. The hedge accounting method depends upon whether the derivative instrument is classified as a fair value hedge (i.e. hedging an exposure related to a recognized asset or liability, or a firm commitment) or a cash flow hedge (i.e. hedging an exposure related to the variability of future cash flows associated with a recognized asset or liability, or a forecasted transaction). Changes in the fair value of effective fair value hedges are recognized in current earnings (with the change in fair value of the hedged asset or liability also recorded in earnings). Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income or loss until earnings are affected by the variability in cash flows of the designated hedged item. Ineffective portions of hedge results are recognized in current earnings. Changes in the fair value of derivatives for which hedge accounting is not applied are recognized in current earnings. See Note 12 — “Derivative Financial Instruments” for additional details.
Income Taxes
The Corporation accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes and adopted ASU 2023-09, “Income Taxes (Topic 740)” on a prospective basis effective January 1, 2025.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Corporation considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the generation of future profitability, the reversal of deferred tax liabilities, and tax planning strategies.
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
The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense. See Note 15 — “Income Taxes” for additional details.
Defined Benefit Pension Plan
Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. For additional details, see Note 14 — “Retirement Plans”.
Stock-based Compensation
Stock-based compensation awards granted, comprised of time-based restricted stock awards, are valued at fair value on the date of grant and compensation expense is recognized on a straight-line basis over the requisite service period of each award. The Company recognizes forfeitures as they occur. See Note 20 — “Stock-based Compensation” for additional details.
Advertising Costs
Costs of advertising, which are included in other expenses, are expensed when incurred.
Off-Balance Sheet Credit-Related Financial Instruments
In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded. See Note 17 — “Commitments and Contingencies” for additional details.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements. See Note 17 — “Commitments and Contingencies” for additional details.
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. See Note 13 — “Fair Value Measurements” for additional information.
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
The wealth advisory services revenue is predominantly realized through commissions generated from client transactions. Commission income is recognized when the transaction is completed, and may be paid as a single upfront payment, or as recurring income in the form of trailing commissions. A small portion of the overall revenue is derived from fee-based advisory relationships; contractually agreed upon fees are assessed based on the market value of assets in the account. Net revenue based on the terms of the networking agreement are received on a monthly basis.
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
Other — Consists of safe deposit rental income, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, swap fee income, trading fee income and other miscellaneous fees. These fees are largely transaction-based; therefore, the Corporation’s performance obligation is satisfied and the resultant revenue is recognized at the point in time the service is rendered. Payments for transaction-based fees are generally received immediately or in the following month by a direct charge to a customer’s account.
Segment Reporting
The Corporation evaluates and monitors the revenue streams of its various products and services and manages operations and financial performance on a consolidated basis. The Bank offers banking and wealth management services, including trust and retail brokerage. ACNB Insurance Services offers a broad range of property and casualty, life and health insurance to both commercial and consumer clients. The Corporation’s reportable segments are determined by the ACNB Board of Directors. Segment determination considers organizational structure and is consistent with the presentation of financial information to the CODM to evaluate segment performance, develop strategy, and allocate resources. The ACNB Board of Directors has determined that the Corporation has two reporting segments, the Bank and ACNB Insurance Services and considers the President and CEO of ACNB Corporation to be the CODM of both reporting segments. Key measurements of performance in the banking segment are the net interest margin and the provision for credit losses, both which indicate the Bank’s ability to manage risk, and also the Bank’s ability to grow noninterest income and manage the largest noninterest expense, salaries and employee benefits. ACNB Insurance Services is a subsidiary of the Corporation and is governed by its own Board of Directors. Key measurements of performance are revenues from commissions on insurance policies and the significant expense associated with those revenues are salaries and employee benefits. These two factors are significant in assessing the performance of the agency. The CODM evaluates the financial performance of the various business components by evaluating revenue streams, significant expenses and budget to actual results in assessing the performance of the Corporation’s segments and in order to determine the allocation of resources. See Note 22 — “Segment and Related Information” for segment-specific information and reconciliation.
Acquisition Accounting
The Corporation accounts for its mergers and acquisitions using the acquisition method of accounting, in accordance with the provisions of ASC 805 — Business Combinations. Under ASC 805, assets acquired and liabilities assumed in a business combination are at acquisition date fair value and transaction costs and restructuring costs associated with the business combination are expensed as incurred. The determination of fair values involves significant judgment regarding methods and assumptions, including discount rates, future expected cash flows, market conditions and other future events. The excess of the merger consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The results of operations of the acquired entity are included in the consolidated statements of operations from the Acquisition date.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740)”. This ASU is intended to improve the disclosures for income taxes to address requests from investors, lenders, creditors and other allocators of capital that use the financial statements to make capital allocation decisions. The amendments in ASU 2023-09 require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 were effective for annual periods beginning after December 15, 2024. The Corporation adopted the amendments of ASU 2023-09 effective January 1, 2025 on a prospective basis and its adoption did not have a material impact on the Corporation’s Consolidated Financial Statements.
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
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments–Credit Losses (Topic 326): Purchased Loans”. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. Financial assets acquired with a “more-than-insignificant” deterioration of credit quality since its origination (PCD assets) and non-PCD assets are accounted for using the “gross up approach” to both populations. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Corporation is currently evaluating the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. This ASU was issued to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of this ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and early adoption is permitted. The Corporation is currently evaluating the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. This ASU was issued to improve the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The objective of this amendment is to provide clarity on the current interim reporting requirements. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Corporation is currently evaluating the impact of this standard, and believes that its adoption will not have a material impact on the Corporation’s Consolidated Financial Statements.
NOTE 2 — BUSINESS COMBINATION
Effective February 1, 2025, ACNB Corporation acquired Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”. In connection with the Acquisition, Traditions stockholders received 0.7300 shares of ACNB Corporation common stock for each share of Traditions common stock that they owned as of the effective date and time, with cash paid in lieu of fractional shares. ACNB issued 2,035,246 shares of its common stock, and cash in exchange for fractional shares based on $41.10 per whole share of ACNB common stock. The transaction is valued at $83.8 million.
Traditions’ results of operations were included in ACNB’s results of operations beginning on February 1, 2025. Net interest income and income before income taxes for Traditions were estimated to be $31.9 million and $13.2 million, respectively, since the date of acquisition through December 31, 2025 and was included in the Corporation’s Consolidated Statements of Income.

ACNB’s financial results for any periods ended prior to February 1, 2025 reflect ACNB on a standalone basis. As a result, ACNB’s financial results for the year ended December 31, 2025 may not be directly comparable to prior reported periods. Merger-related costs totaled $10.7 million for the year ended December 31, 2025.
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
ACNB used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities. As permitted under GAAP, the Corporation has up to twelve months following the date of the Acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the Acquisition. ACNB has determined that there were no subsequent adjustments to goodwill and that it was final as of December 31, 2025.

ACNB completed, shortly following the Acquisition date, the sale of approximately $98.0 million of Traditions’ investment securities with a yield of 5.03%. With the proceeds from the sale, ACNB paid off $40.2 million of FHLB borrowings with a cost of 4.73% and invested the remainder of the proceeds into investment securities with a yield of 5.07%. The acquisition accounting adjustment on the AFS securities represents the difference between the fair value of the AFS securities as of January 31, 2025 and the final proceeds received as a result of the sales. For the fair value policy see Note 13 — “Fair Value Measurements” in the Notes to Consolidated Financial Statements under Part I, Item I.
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
The following table presents supplemental pro forma information for the years ended December 31 as if the acquisition had occurred January 1, 2024. The unaudited pro forma information includes acquisition accounting adjustments for interest income on loans acquired, amortization of core deposit intangibles arising from the transaction, depreciation expense on property acquired, interest expense of deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been affected on the assumed dates. In addition, the unaudited proforma information excludes merger-related expenses and the provision for credit losses on non-PCD loans at the Acquisition date, and does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings as a result of the integration:

	Years ended December 31,
(In thousands)	2025	2024
Net interest income	$123,917	$116,447
Net income	48,943	41,224
NOTE 3 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS
Cash collateral is posted by the Corporation with counterparties to secure derivative contracts, which is included in interest-bearing deposits with banks on the Consolidated Statements of Condition. The balance of cash collateral posted as of December 31, 2025 was $260 thousand. There was no cash collateral posted as of December 31, 2024.
NOTE 4 — INVESTMENT SECURITIES
Fair value of equity securities with readily determinable fair values are as follows:

(In thousands)	Fair Value at January 1	Sales/reclassification	Gains (Losses)	Losses on sales of securities	Fair Value at December 31
2025
CRA Mutual Fund	$919	$—	$30	$—	$949
2024
CRA Mutual Fund	$928	$—	$(9)	$—	$919
2023
CRA Mutual Fund	$915	$—	$13	$—	$928
Canapi Ventures SBIC Fund	206	206	—	—	—
Stock in other banks	598	592	5	(11)	—
Total	$1,719	$798	$18	$(11)	$928

Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available for Sale
U.S. Government and agencies	$65,570	$—	$6,218	$59,352
Collateralized mortgage obligations	75,982	243	2,195	74,030
Residential mortgage-backed securities	186,203	426	12,941	173,688
Commercial mortgage-backed securities	124,996	957	3,744	122,209
State and municipal	8,499	—	49	8,450
Corporate bonds	29,871	334	1,040	29,165
Total	$491,121	$1,960	$26,187	$466,894

Held to Maturity
State and municipal	$62,200	$—	$5,726	$56,474
Residential mortgage-backed securities	1,088	—	25	1,063
Total	$63,288	$—	$5,751	$57,537

December 31, 2024
Available for Sale
U.S. Government and agencies	$159,799	$—	$16,606	$143,193
Collateralized mortgage obligations	39,540	—	3,886	35,654
Residential mortgage-backed securities	159,349	2	20,811	138,540
Commercial mortgage-backed securities	65,350	—	4,565	60,785
Corporate bonds	17,600	—	1,797	15,803
Total	$441,638	$2	$47,665	$393,975

Held to Maturity
State and municipal	$62,838	$—	$7,586	$55,252
Residential mortgage-backed securities	1,740	—	68	1,672
Total	$64,578	$—	$7,654	$56,924

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$59,352	$6,218	$59,352	$6,218
Collateralized mortgage obligations	17,854	46	32,189	2,149	50,043	2,195
Residential mortgage-backed securities	30,048	115	125,171	12,826	155,219	12,941
Commercial mortgage-backed securities	33,179	51	26,210	3,693	59,389	3,744
State and municipal	8,450	49	—	—	8,450	49
Corporate bonds	—	—	11,060	1,040	11,060	1,040
Total	$89,531	$261	$253,982	$25,926	$343,513	$26,187

Held to Maturity
State and municipal	$—	$—	$56,474	$5,726	$56,474	$5,726
Residential mortgage-backed securities	—	—	1,063	25	1,063	25
Total	$—	$—	$57,537	$5,751	$57,537	$5,751

December 31, 2024
Available for Sale
U.S. Government and agencies	$—	$—	$143,193	$16,606	$143,193	$16,606
Collateralized mortgage obligations	—	—	35,654	3,886	35,654	3,886
Residential mortgage-backed securities	2,692	26	135,626	20,785	138,318	20,811
Commercial mortgage-backed securities	31,860	73	28,925	4,492	60,785	4,565
Corporate bonds	—	—	15,803	1,797	15,803	1,797
Total	$34,552	$99	$359,201	$47,566	$393,753	$47,665

Held to Maturity
State and municipal	$—	$—	$55,252	$7,586	$55,252	$7,586
Residential mortgage-backed securities	—	—	1,672	68	1,672	68
Total	$—	$—	$56,924	$7,654	$56,924	$7,654
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
The Company evaluates AFS debt securities for impairment in unrealized loss positions at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of December 31, 2025 and 2024. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine the ACL. The Corporation's ACL on its HTM investment securities was de minimis as of December 31, 2025 and 2024.

Amortized cost and fair value at December 31, 2025, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately below.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$2,730	$2,672	$400	$396
Over 1 year through 5 years	60,876	57,552	5,652	5,248
Over 5 years through 10 years	31,835	28,293	36,357	34,532
Over 10 years	8,499	8,450	19,791	16,298
Mortgage-backed securities	387,181	369,927	1,088	1,063
	$491,121	$466,894	$63,288	$57,537
The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Proceeds from sales	$169,338	$14,336	$125,241
Proceeds from calls	14,322	1,984	—
Gross gains	56	87	230
Gross losses	3,591	18	5,470
ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At December 31, 2025 and 2024, securities with a carrying value of $159.6 million and $157.3 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.
NOTE 5 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the composition of the loan portfolio:

(In thousands)	December 31, 2025	December 31, 2024
Commercial real estate	$1,273,813	$969,514
Residential mortgage	599,051	401,950
Commercial and industrial	205,452	140,906
Home equity lines of credit	127,341	85,685
Real estate construction	116,680	76,773
Consumer	10,140	9,318
Gross loans	2,332,477	1,684,146
Unearned income	(1,963)	(1,236)
Total loans, net of unearned income	$2,330,514	$1,682,910
Loans with a fair value of $648.5 million at the Acquisition date were assumed and included an acquisition accounting adjustment of $25.3 million.

The Bank has granted loans to certain of its executive officers, directors and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. None of these loans were past due, in nonaccrual status, or restructured at December 31, 2025. The following table is a summary of the aggregate dollar amount, including unadvanced commitments, for these related-party loans:

(In thousands)	2025
Balance at January 1	$4,759
New loans[1]	11,859
Repayments	496
Balance at December 31	$16,122
__________________________________________________
1 Includes $6.7 million of loans as a result of the Acquisition.
One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
December 31, 2025
Commercial real estate	$457	$400	$292	$1,149	$1,272,664	$1,273,813	$—
Residential mortgage	4,988	2,098	4,261	11,347	587,704	599,051	2,332
Commercial and industrial	10	332	142	484	204,968	205,452	—
Home equity lines of credit	572	—	514	1,086	126,255	127,341	514
Real estate construction	578	—	—	578	116,102	116,680	—
Consumer	23	30	8	61	10,079	10,140	8
Gross Loans	$6,628	$2,860	$5,217	$14,705	$2,317,772	$2,332,477	$2,854

December 31, 2024
Commercial real estate	$763	$527	$314	$1,604	$967,910	$969,514	$—
Residential mortgage	953	987	850	2,790	399,160	401,950	850
Commercial and industrial	437	24	155	616	140,290	140,906	—
Home equity lines of credit	161	—	91	252	85,433	85,685	91
Real estate construction	15	11	—	26	76,747	76,773	—
Consumer	47	18	—	65	9,253	9,318	—
Gross Loans	$2,376	$1,567	$1,410	$5,353	$1,678,793	$1,684,146	$941
Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	December 31, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$—	$3,644	$3,644	$314	$3,250	$3,564
Residential mortgage	246	1,684	1,930	—	—	—
Commercial and industrial	698	1,590	2,288	2,081	226	2,307
Home equity lines of credit	—	5	5	—	—	—
Total	$944	$6,923	$7,867	$2,395	$3,476	$5,871

No additional funds are committed to be advanced in connection with individually evaluated loans. If interest on all nonaccrual loans had been accrued at original contract rates, interest income would have increased by $449 thousand in 2025, $299 thousand in 2024, and $302 thousand in 2023.
Total nonperforming loans at December 31 are as follows:

(In thousands)	2025	2024
Nonaccrual loans	$7,867	$5,871
Greater than or equal to 90 days past due and accruing	2,854	941
Total nonperforming loans	$10,721	$6,812
Consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection are not considered nonaccrual, however, formal foreclosure proceedings are in process. These loans totaled $992 thousand and $373 thousand at December 31, 2025 and 2024, respectively, and are included in nonperforming loans if they are greater than or equal to 90 days past due.
Collateral-Dependent Loans
The amortized cost basis of individually evaluated loans by type of collateral as of December 31:

	2025		2024
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$3,644	$—	$3,564
Residential mortgage	—	1,930	—	—
Commercial and industrial	1,971	317	2,307	—
Home equity lines of credit	—	5	—	—
Total	$1,971	$5,896	$2,307	$3,564
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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Term Extension	Payment Deferral	Combination Payment Deferral and Term Extension	Combination Payment Deferral and Interest-Only Payments	Percent of Class of Financing Receivable
2025
Residential mortgage	$—	$—	$436	$—	0.1%
Commercial real estate	—	126	—	—	—%
Commercial and industrial	142	—	—	—	0.1%
Consumer	—	—	10	—	0.1%
Total	$142	$126	$446	$—

2024
Commercial real estate	$—	$—	$—	$2,293	0.2%
Commercial and industrial	—	—	—	1,748	1.2%
Total	$—	$—	$—	$4,041
The following presents information regarding the financial effect on modified loans to borrowers experiencing difficulty during the year ended December 31, 2025:

	Modification Type	Financial Effect
2025
Residential mortgage	Combination Payment Deferral and Term Extension	Extended the term of the loans by a weighted-average of 6 months, which allowed the borrowers to defer payments.
Commercial real estate	Payment Deferral	The term was not extended.
Commercial and industrial	Term Extension	Extended the term of the loan 12 months.
Consumer	Combination Payment Deferral and Term Extension	Extended the term of the loan by 4 months, which allowed the borrower to defer payments.
The loan modifications made during 2024 did not result in term extensions.
The following presents the performance of loans modified in the previous twelve months as of December 31, 2025:

(In thousands)	Current	30-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Residential mortgage	$436	$—	$—	$—
Commercial real estate	126	—	—	—
Commercial and industrial	142	—	—	—
Consumer	10	—	—	—
Total	$714	$—	$—	$—
As of December 31, 2025, the Corporation had no commitments to lend any additional funds on modified loans. During the years ended December 31, 2025 and 2024, there were no loans modified due to financial difficulty that defaulted subsequent to the modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

Allowance for Credit Losses
The Corporation maintains an ACL at a level determined to be adequate by management to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date. The ACL consists of loans evaluated collectively and individually for expected credit losses. The Corporation considers the performance of the loan portfolio and its impact on the ACL and does not assign internal risk ratings to smaller balance, homogeneous loans such as certain residential mortgage, home equity lines of credit, construction loans to individuals secured by residential real estate and consumer loans. For these loans, the Corporation evaluates credit quality based on the aging status of the loan and designates as performing and nonperforming.

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
(In thousands)	2025	2024	2023	2022	2021	Prior
Internally Risk Rated:
Commercial real estate
Pass	$83,583	$171,026	$182,864	$199,094	$166,194	$392,397	$25,109	$1,220,267
Special Mention	420	1,807	2,386	4,485	9,367	25,923	1,615	46,003
Substandard	153	105	294	2,492	327	4,172	—	7,543
Total Commercial real estate	$84,156	$172,938	$185,544	$206,071	$175,888	$422,492	$26,724	$1,273,813
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$32
Residential mortgage
Pass	$37,231	$29,754	$34,884	$23,227	$37,692	$54,050	$953	$217,791
Special Mention	176	247	140	304	140	2,789	—	3,796
Substandard	—	—	231	1,816	—	271	—	2,318
Total Residential Mortgage	$37,407	$30,001	$35,255	$25,347	$37,832	$57,110	$953	$223,905
Year-to-date gross charge-offs	$19	$—	$—	$—	$—	$—	$—	$19
Commercial and industrial
Pass	$20,925	$22,881	$16,950	$20,101	$30,917	$30,588	$46,211	$188,573
Special Mention	383	208	478	4,888	40	483	7,100	13,580
Substandard	—	—	463	774	94	513	1,455	3,299
Total Commercial and industrial	$21,308	$23,089	$17,891	$25,763	$31,051	$31,584	$54,766	$205,452
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$485	$84	$29	$51	$10,974	$11,623
Special Mention	—	—	—	—	93	97	160	350
Substandard	—	—	—	—	—	5	5	10
Total Home equity lines of credit	$—	$—	$485	$84	$122	$153	$11,139	$11,983
Real estate construction
Pass	$26,653	$19,215	$15,519	$7,513	$1,640	$757	$5,867	$77,164
Special Mention	—	—	—	4,678	—	365	—	5,043
Total Real estate construction	$26,653	$19,215	$15,519	$12,191	$1,640	$1,122	$5,867	$82,207
Performance Rated:
Residential mortgage
Performing	$40,566	$33,541	$53,484	$79,888	$39,877	$120,302	$5,157	$372,815
Nonperforming	—	231	—	635	—	1,465	—	2,331
Total Residential Mortgage	$40,566	$33,772	$53,484	$80,523	$39,877	$121,767	$5,157	$375,146
Home equity lines of credit
Performing	$—	$—	$13	$29	$—	$1,989	$112,813	$114,844
Nonperforming	—	—	—	—	—	—	514	514
Total Home equity lines of credit	$—	$—	$13	$29	$—	$1,989	$113,327	$115,358
Real estate construction
Performing	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Total Real estate construction	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Consumer
Performing	$1,641	$1,232	$877	$1,125	$260	$587	$4,410	$10,132
Nonperforming	—	—	—	—	—	8	—	8
Total Consumer	$1,641	$1,232	$877	$1,125	$260	$595	$4,410	$10,140
Year-to-date gross charge-offs	$14	$27	$61	$18	$—	$8	$230	$358
Total Portfolio loans
Pass	$168,392	$242,876	$250,702	$250,019	$236,472	$477,843	$89,114	$1,715,418
Special Mention	979	2,262	3,004	14,355	9,640	29,657	8,875	68,772
Substandard	153	105	988	5,082	421	4,961	1,460	13,170
Performing	70,144	39,423	54,927	81,404	40,281	123,704	122,381	532,264
Nonperforming	—	231	—	635	—	1,473	514	2,853
Total Portfolio loans	$239,668	$284,897	$309,621	$351,495	$286,814	$637,638	$222,344	$2,332,477
Year-to-date gross charge-offs	$33	$27	$61	$18	$—	$54	$230	$423

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$120,989	$135,995	$164,167	$121,092	$55,408	$312,999	$17,276	$927,926
Special Mention	1,887	3,826	2,880	6,639	2,177	11,613	1,303	30,325
Substandard	—	—	2,332	342	1,485	7,059	45	11,263
Total Commercial real estate	$122,876	$139,821	$169,379	$128,073	$59,070	$331,671	$18,624	$969,514
Residential mortgage
Pass	$27,887	$35,566	$23,095	$38,848	$13,446	$31,784	$466	$171,092
Special Mention	130	1,692	167	146	366	3,246	115	5,862
Substandard	—	237	188	—	—	68	—	493
Total Residential Mortgage	$28,017	$37,495	$23,450	$38,994	$13,812	$35,098	$581	$177,447
Commercial and industrial
Pass	$10,000	$10,067	$19,584	$29,673	$13,162	$18,976	$30,015	$131,477
Special Mention	165	109	246	192	78	459	2,554	3,803
Substandard	—	526	468	335	2	979	3,316	5,626
Total Commercial and industrial	$10,165	$10,702	$20,298	$30,200	$13,242	$20,414	$35,885	$140,906
Year-to-date gross charge-offs	$—	$38	$—	$—	$—	$100	$—	$138
Home equity lines of credit
Pass	$—	$294	$92	$—	$—	$501	$5,729	$6,616
Special Mention	—	—	—	—	—	—	696	696
Substandard	—	—	—	—	—	6	—	6
Total Home equity lines of credit	$—	$294	$92	$—	$—	$507	$6,425	$7,318
Real estate construction
Pass	$21,227	$24,463	$7,719	$1,209	$298	$1,060	$6,086	$62,062
Special Mention	—	168	5,100	—	—	667	45	5,980
Substandard	—	—	—	—	—	62	—	62
Total Real estate construction	$21,227	$24,631	$12,819	$1,209	$298	$1,789	$6,131	$68,104
Performance Rated:
Residential mortgage
Performing	$14,786	$41,275	$39,943	$13,523	$13,876	$100,601	$72	$224,076
Nonperforming	—	—	—	—	—	427	—	427
Total Residential Mortgage	$14,786	$41,275	$39,943	$13,523	$13,876	$101,028	$72	$224,503
Home equity lines of credit
Performing	$—	$18	$34	$—	$12	$2,591	$75,621	$78,276
Nonperforming	—	—	—	—	—	—	91	91
Total Home equity lines of credit	$—	$18	$34	$—	$12	$2,591	$75,712	$78,367
Real estate construction
Performing	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Total Real estate construction	$6,486	$222	$725	$160	$188	$888	$—	$8,669
Consumer
Performing	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Total Consumer	$2,000	$1,521	$1,694	$465	$276	$778	$2,584	$9,318
Year-to-date gross charge-offs	$—	$4	$9	$—	$1	$7	$197	$218
Total Portfolio loans
Pass	$180,103	$206,385	$214,657	$190,822	$82,314	$365,320	$59,572	$1,299,173
Special Mention	2,182	5,795	8,393	6,977	2,621	15,985	4,713	46,666
Substandard	—	763	2,988	677	1,487	8,174	3,361	17,450
Performing	23,272	43,036	42,396	14,148	14,352	104,858	78,277	320,339
Nonperforming	—	—	—	—	—	427	91	518
Total Portfolio loans	$205,557	$255,979	$268,434	$212,624	$100,774	$494,764	$146,014	$1,684,146
Year-to-date gross charge-offs	$—	$42	$9	$—	$1	$107	$197	$356

The following table presents the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Unallocated	Total
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$—	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	—	1,464
Charge-offs	(32)	(19)	(14)	—	—	(358)	—	(423)
Recoveries	—	—	15	—	—	74	—	89
Provisions	1,915	2,289	189	175	501	193	—	5,262
Ending balance - December 31, 2025	$13,259	$5,386	$1,800	$482	$2,588	$157	$—	$23,672

Beginning balance - January 1, 2024	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
Charge-offs	—	—	(138)	—	—	(218)	—	(356)
Recoveries	—	—	26	—	—	78	—	104
(Reversal of) provisions	(1,432)	(327)	(520)	(103)	(152)	97	—	(2,437)
Ending balance - December 31, 2024	$10,578	$2,976	$1,416	$294	$1,918	$98	$—	$17,280

Beginning balance - January 1, 2023	$10,016	$3,029	$2,848	$347	$1,000	$376	$245	$17,861
Impact of CECL adoption	1,106	297	(762)	17	1,347	(142)	(245)	1,618
Charge-offs	—	—	(110)	—	—	(396)	—	(506)
Recoveries	—	—	64	—	—	72	—	136
Provisions (reversal of)	888	(23)	8	33	(277)	231	—	860
Ending balance - December 31, 2023	$12,010	$3,303	$2,048	$397	$2,070	$141	$—	$19,969
NOTE 6 — PREMISES AND EQUIPMENT
Premises and equipment were as follows at December 31:

(In thousands)	2025	2024
Land	$6,809	$5,418
Buildings and improvements	36,744	33,390
Furniture and equipment	16,228	14,717
Construction in process	113	74
Total premises and equipment	59,894	53,599
Accumulated depreciation	(29,246)	(28,145)
Premises and equipment, net	$30,648	$25,454
Depreciation expense, included in other noninterest expense on the Consolidated Statements of Income, was $2.5 million, $1.8 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 7 — INVESTMENTS IN LOW-INCOME HOUSING PARTNERSHIPS
ACNB Corporation is a limited partner in two partnerships, whose purpose is to develop, manage and operate residential low-income properties. At December 31, 2025 and 2024, the carrying value of these investments was $751 thousand and $877 thousand, respectively.
NOTE 8 — LEASES
The Corporation enters into noncancellable lease arrangements primarily for some of its community banking offices. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which are generally contractually stipulated. Many of these lease arrangements provide the Corporation with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities, when it is reasonably certain the Corporation will exercise its renewal option. As most of the Corporation’s leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Corporation’s lease arrangements do not contain any material residual value guarantees or material restrictive covenants. The increases in ROU assets and lease liabilities are due to assumed leases as a result of the Acquisition.
The following ROU assets and lease liabilities are reported within the Consolidated Statements of Condition as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Operating Leases:
ROU assets	$4,155	$2,663
Lease liabilities	4,451	2,764
Weighted average remaining lease term	5.8 years	5.7 years
Weighted average discount rate	3.09%	2.63%
Supplemental cash flow information related to operating leases for the years ended December 31:

(In thousands)	2025	2024	2023
Operating cash flows from operating leases	$1,353	$917	$924
As of December 31, 2025, the Corporation did not have any significant additional operating or finance leases that had not yet commenced.
The following summarizes the remaining scheduled future minimum lease payments for operating leases as of December 31, 2025:

Year	(In thousands)
2026	$1,050
2027	860
2028	829
2029	701
2030	496
Thereafter	962
Total minimum lease payments	4,898
Less: amount representing interest [1]	447
Present value of net minimum lease payments	$4,451
__________________________________________________
1Amount necessary to reduce net minimum lease payments to present value calculated at the Corporation’s incremental borrowing rate.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill, which has an indefinite useful life, is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Corporation did not identify any goodwill impairment on the Bank or ACNB Insurance Services from its most recent testing performed as of November 30, 2025. There were no impairment losses or accumulated impairment losses associated with goodwill as of December 31, 2025 and 2024.
The following table shows goodwill as of the periods presented:

(In thousands)	December 31, 2025	December 31, 2024
Balance, beginning of year	$44,185	$44,185
Acquired goodwill	20,264	—
Balance, end of period	$64,449	$44,185

The following table presents intangible assets, net of accumulated amortization, for the years ended December 31:

(In thousands)	2025	2024	2023
Balance, beginning of period	$7,838	$9,082	$10,332
Acquired core deposit intangible	18,854	—	—
Acquisition of insurance books of business/agency	—	—	174
Amortization expense	(4,257)	(1,244)	(1,424)
Balance, end of period	$22,435	$7,838	$9,082
The carrying value and accumulated amortization of the intangible assets as of December 31 are as follows:

	2025		2024
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
ACNB Insurance Services - amortized intangible assets	$16,331	$10,339	$16,331	$9,658
Core deposit intangibles	24,832	8,389	5,978	4,813
Total	$41,163	$18,728	$22,309	$14,471
The following table shows the amortization expense of the intangible assets for future periods:

Year	(In thousands)
2026	$4,117
2027	3,628
2028	3,139
2029	2,732
2030	2,324
Thereafter	6,495
$22,435
NOTE 10 — DEPOSITS
Deposits were comprised of the following as of December 31:

(In thousands)	2025	2024
Noninterest-bearing demand deposits	$553,855	$451,503
Interest-bearing demand deposits	623,620	505,096
Money market	485,808	251,667
Savings	333,973	311,207
Total demand and savings	1,997,256	1,519,473
Time	452,929	273,028
Total deposits	$2,450,185	$1,792,501
At December 31, 2025 and 2024, brokered deposits, included in time deposits, totaled $59.1 million and $24.1 million, respectively. Deposits with a fair value of $741.5 million at the date of the Acquisition were assumed and included an acquisition accounting adjustment of $215 thousand.

Scheduled maturities of time certificates of deposit at December 31, 2025 were as follows (in thousands):

	Time Deposits
Year	Less than $250,000	$250,000 or more
2026	$328,068	$82,373
2027	25,186	3,424
2028	5,968	2,181
2029	3,715	—
2030	2,014	—
Thereafter	—	—
Total time deposits	$364,951	$87,978
NOTE 11 — BORROWINGS
Short-term borrowings and weighted-average interest rates at December 31 are as follows:

	2025		2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$16,129	0.27%	$15,826	0.23%
FHLB advances	45,000	4.08	—	—
Federal funds purchased	3,611	3.64	—	—
Total	$64,740	3.11%	$15,826	0.23%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans, which consist of 1-4 family mortgage loans and other real estate secured loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $13.9 million at December 31, 2025. The Bank also has unsecured lines of credit that total $192.0 million with correspondent banks for overnight federal funds borrowings. There were no advances on these lines at December 31, 2025 and 2024. The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank and the Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank for ACNB Insurance Services. There were no advances on these lines at December 31, 2025 and 2024.
A summary of long-term borrowings and their weighted-average contractual rates as of December 31 is as follows:

	2025		2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$80,000	4.71%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,376	6.15	5,333	6.25
Subordinated debt	15,000	4.00	15,000	4.00
	$255,376	4.52%	$255,333	4.52%
________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances are collateralized by the assets defined in the security agreement, which included loans totaling $1.85 billion, and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.29 billion, of which $1.01 billion was available at December 31, 2025.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over three-month CME Term SOFR plus applicable tenor spread adjustment. On December 16, 2025 the most recent interest rate reset date, the interest rate was adjusted to 5.61% for the period ending March 15, 2026. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
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
On February 27, 2026, ACNB notified holders that the Company will redeem on March 31, 2026 all of the Company’s outstanding 4.00% fixed-to-floating rate subordinated notes due March 31, 2031, having an aggregate principal amount of $15.0 million in accordance with the terms of the Subordinated Notes. The total redemption price will be 100% of the aggregate principal amount of the Subordinated Notes, plus interest accrued and unpaid to March 31, 2026.
On March 12, 2026, ACNB issued $15.0 million of 5.875% fixed-to-floating rate subordinated notes due March 15, 2036 at par. The notes are callable at par plus accrued interest on March 15, 2031, in accordance with the terms of the $15.0 million subordinated notes due March 31, 2036.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of:

	December 31, 2025		Consolidated Statements of Condition Location	December 31, 2024
(In thousands)	Notional Amount	Asset (Liability) Fair Value		Notional Amount	Asset (Liability) Fair Value
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Assets	$58,114	$1,540	Other Assets	—	—
Liabilities	—	—	Other Liabilities	—	—

Forward commitments:
Assets	8,223	4	Other Assets	—	—
Liabilities	23,881	(105)	Other Liabilities	—	—

Interest rate derivatives with customers:
Assets	5,917	91	Other Assets	—	—
Liabilities	49,849	(3,476)	Other Liabilities	—	—

Interest rate derivatives with dealer counterparties:
Assets	49,849	3,476	Other Assets	—	—
Liabilities	5,917	(91)	Other Liabilities	—	—

Derivatives designated as hedging instruments:
Interest rate derivatives used in cash flow hedges:
Assets	20,000	48	Other Assets	—	—
Liabilities	25,000	(144)	Other Liabilities	—	—
The following presents a summary of the fair value gains and losses on derivative financial instruments for the years ended December 31:

(In thousands)	2025	2024	Consolidated Statements of Income Classification
Interest Rate Lock Commitments	$328	$—	Gain from mortgage loans held for sale
Forward Commitments	(28)	—	Gain from mortgage loans held for sale

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the years ended December 31:

(In thousands)	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Recognized in OCI Included Component	Amount of Loss Recognized in OCI Excluded Component	Location of (Loss) Gain Recognized from AOCI into Income	Amount of Gain Reclassified from OCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain Reclassified from AOCI into Income Excluded Component
2025
Interest rate derivatives	$(96)	$(96)	$—	Interest Expense	$93	$93	$—
2024
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
As of December 31, 2025 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $144 thousand. As of December 31, 2025, the Company has posted $260 thousand collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $144 thousand.
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the years ended December 31:

(In thousands)	2025	2024
Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$93	$—
The effects of fair value or cash flow hedging:
Amount of gain reclassified from AOCI into income	93	—
Amount of gain reclassified from AOCI into income - included component	93	—
Amount of gain reclassified from AOCI into income - excluded component	—	—
During the next 12 months, the Company estimates that an additional $1 thousand will be reclassified as a reduction to interest expense.
NOTE 13 — FAIR VALUE MEASUREMENTS
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at December 31:

		2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$949	$—	$—	$949
AFS Investment Securities:
U.S. Government and agencies		—	59,352	—	59,352
Collateralized mortgage obligations		—	74,030	—	74,030
Residential mortgage-backed securities		—	173,688	—	173,688
Commercial mortgage-backed securities		—	122,209	—	122,209
State and municipal		—	8,450	—	8,450
Corporate bonds		—	29,165	—	29,165
Total AFS Investment Securities	Recurring	$—	$466,894	$—	$466,894
Loans held for sale	Recurring	—	28,170	—	28,170
Derivative financial instruments - assets	Recurring	—	5,159	—	5,159
Individually evaluated loans	Non-recurring	—	—	550	550
Foreclosed assets held for resale	Non-recurring	—	—	19	19
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,816	$—	$3,816

		2024
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$919	$—	$—	$919
AFS Investment Securities:
U.S. Government and agencies		—	143,193	—	143,193
Collateralized mortgage obligations		—	35,654	—	35,654
Residential mortgage-backed securities		—	138,540	—	138,540
Commercial mortgage-backed securities		—	60,785	—	60,785
Corporate bonds		—	15,803	—	15,803
Total AFS Investment Securities	Recurring	$—	$393,975	$—	$393,975
Loans held for sale	Recurring	—	426	—	426
Individually evaluated loans	Non-recurring	—	—	1,690	1,690
Foreclosed assets held for resale	Non-recurring	—	—	438	438
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

•     U.S. Government and agencies — Fair values are determined by a third-party pricing service, as detailed above. These debt securities are classified as Level 2.
•     Collateralized mortgage obligations, Mortgage-backed securities and State and Municipal Securities — Fair values are determined by a third-party pricing service, as detailed above. These debt securities are classified as Level 2.
•     Corporate bonds — This category consists of subordinated and senior debt issued by financial institutions and the fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above. They are classified as Level 2 investments.
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
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value as of December 31:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique[1]	Unobservable Input[2]	Range	Weighted Average
2025
Individually evaluated loans	$550	Appraisal of collateral	Appraisal adjustments	16%-100%	43%
Foreclosed assets held for resale	19	Appraisal of collateral	Appraisal adjustments	3%	3%

2024
Individually evaluated loans	$1,690	Appraisal of collateral	Appraisal adjustments	16%-100%	47%
Foreclosed assets held for resale	438	Appraisal of collateral	Appraisal adjustments	17% - 53%	50%
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

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments as of December 31:

	2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,611	$20,611	$20,611	$—	$—
Interest-bearing deposits with banks	45,037	45,037	45,037	—	—
Equity securities with readily determinable fair values	949	949	949	—	—
Investment securities AFS	466,894	466,894	—	466,894	—
Investment securities HTM	63,288	57,537	—	57,537	—
Loans held for sale	28,170	28,170	—	28,170	—
Loans, net	2,306,842	2,294,388	—	—	2,294,388
Accrued interest receivable	10,950	10,950	—	10,950	—
Restricted investment in bank stocks	14,237	N/A	—	N/A	—
Derivative assets	5,159	5,159	—	5,159	—

Financial liabilities:
Demand deposits, savings, and money market	$1,997,256	$1,997,256	$—	$1,997,256	$—
Time deposits	452,929	448,051	—	448,051	—
Securities sold under repurchase agreements	16,129	16,129	—	16,129	—
Federal funds purchased	3,611	3,611	—	3,611	—
FHLB advances	280,000	282,910	—	282,910	—
Trust preferred and subordinated debt	20,376	19,626	—	19,626	—
Accrued interest payable	2,186	2,186	—	2,186	—
Derivative liabilities	3,816	3,816	—	3,816	—

	2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$16,352	$16,352	$16,352	$—	$—
Interest-bearing deposits with banks	30,910	30,910	30,910	—	—
Equity securities with readily determinable fair values	919	919	919	—	—
Investment securities available for sale	393,975	393,975	—	393,975	—
Investment securities held to maturity	64,578	56,924	—	56,924	—
Loans held for sale	426	426	—	426	—
Loans, net	1,665,630	1,635,351	—	—	1,635,351
Accrued interest receivable	8,189	8,189	—	8,189	—
Restricted investment in bank stocks	10,853	N/A	—	N/A	—

Financial liabilities:
Demand deposits, savings, and money market	$1,519,473	$1,269,889	$—	$1,269,889	$—
Time deposits	273,028	267,336	—	267,336	—
Securities sold under repurchase agreements	15,826	16,435	—	16,435	—
FHLB advances	235,000	235,290	—	235,290	—
Trust preferred and subordinated debt	20,333	18,420	—	18,420	—
Accrued interest payable	1,551	1,551	—	1,551	—

NOTE 14 — RETIREMENT PLANS
Defined-Contribution 401(k) Retirement Plans
The Bank maintains a 401(k) retirement plan for the benefit of eligible employees. The plan allows employees to contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The plan also provides for the Bank to match 100% of the employee’s contribution to the plan up to 3% of the employee’s compensation, plus 50% the employee’s contribution to the plan on the next 2% of the employee’s compensation. Matching contributions vest immediately to the employee. Bank contributions to the plan were $1.3 million, $1.1 million and $999 thousand for 2025, 2024 and 2023, respectively, and were included as a component of salaries and employee benefits expense.
ACNB Insurance Services has a similar but separate 401(k) plan with the match of 6% for non-highly compensated employees and 3% match for highly compensated employees. ACNB Insurance Services contributions to the plan for 2025, 2024 and 2023 were $211 thousand, $202 thousand and $183 thousand, respectively, and were included as a component of salaries and employee benefits expense.
Nonqualified Compensation Plans
The Bank maintains nonqualified compensation plans for selected senior officers. The estimated present value of future benefits is accrued over the period from the effective date of the agreements until the expected retirement dates of the individuals. The balance accrued for these plans included in other liabilities as of December 31, 2025 and 2024, totaled $6.5 million and $5.1 million, respectively. The annual expense included in salaries and employee benefits expense totaled $886 thousand, $946 thousand and $953 thousand during the years ended December 31, 2025, 2024 and 2023, respectively. To fund the benefits under these plans, the Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans.
Defined Benefit Pension Plan
The Bank has a non-contributory, defined benefit pension plan. No employee hired after March 31, 2012 is eligible to participate in the plan. Retirement benefits are a function of both years of service and compensation. As of the last annual census, the Bank had a combined 324 active, vested terminated and retired persons in the plan. The funding policy is to contribute annually the amount that is sufficient to meet the minimum funding requirements set forth by ERISA. The Bank uses a measurement date of December 31 for this plan.
The following table summarized the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

(In thousands)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$30,042	$31,494
Service cost	363	428
Interest cost	1,595	1,494
Actuarial loss (gain)	262	(1,544)
Benefits paid	(1,856)	(1,830)
Projected benefit obligation at end of year	30,406	30,042
Change in plan assets, at fair value:
Fair value of plan assets at beginning of year	46,403	46,427
Actual return on plan assets	5,724	1,806
Benefits paid	(1,856)	(1,830)
Fair value of plan assets at end of year	50,271	46,403
Funded status, included in other assets	$19,865	$16,361
The amounts recognized in accumulated other comprehensive income are as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Total net actuarial loss (pre-tax)	$1,815	$4,539	$5,120

The assumptions used to determine the benefit obligation are as follows for the years ended December 31:

	2025	2024
Discount rate	5.40%	5.50%
Rate of compensation increase	3.50%	3.50%
The components of net periodic benefit cost (income) related to the non-contributory, defined benefit pension plan are as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Components of net periodic benefit cost (income):
Service cost	$363	$428	$495
Interest cost	1,595	1,494	1,493
Expected return on plan assets	(2,737)	(2,848)	(2,653)
Recognized net actuarial loss	—	78	392
Net periodic benefit income	(779)	(848)	(273)
Net gain	(2,724)	(503)	(1,375)
Amortization of net loss	—	(78)	(392)
Total recognized in other comprehensive income	(2,724)	(581)	(1,767)
Total recognized in net periodic benefit (income) cost and other comprehensive income	$(3,503)	$(1,429)	$(2,040)
The assumptions used to determine the net periodic benefit cost (income) are as follows for the years ended December 31:

	2025	2024	2023
Discount rate	5.50%	4.90%	5.10%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%
Rate of compensation increase	3.50%	3.50%	3.50%
For the year ended December 31, 2025 the mortality assumption was updated to reflect the most recently published mortality information. Estimated future benefit payments are as follows:

Year	(In thousands)
2026	$2,100
2027	2,090
2028	2,090
2029	2,120
2030	2,180
2031-2035	11,060
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

The Corporation’s pension plan weighted-average assets’ allocations are as follows at December 31:

	2025	2024
Equity securities	45%	42%
Debt securities	52	55
Real estate	3	3
	100%	100%
Equity securities consisted of $4.5 million of the Corporation’s common stock, or 9% of total plan assets, and $3.6 million, or 8% of total plan assets, at December 31, 2025 and 2024, respectively.
Fair value measurements were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025
Equity securities	$22,601	$4,463	$18,138	$—
Debt securities	26,223	—	26,223	—
Real estate	1,447	—	1,447	—
Total	$50,271	$4,463	$45,808	$—

December 31, 2024
Equity securities	$19,286	$3,565	$15,721	$—
Debt securities	25,730	—	25,730	—
Real estate	1,387	—	1,387	—
Total	$46,403	$3,565	$42,838	$—
NOTE 15 — INCOME TAXES
The components of income tax expense were as follows:

(In thousands)	2025	2024	2023
Current:
Federal	$5,253	$6,780	$7,924
State	524	1,014	755
Total	5,777	7,794	8,679
Deferred:
Federal	3,286	806	(534)
State	340	(27)	16
Total	3,626	779	(518)
Income taxes	$9,403	$8,573	$8,161
The Company does not have any income tax expense (benefit) in foreign jurisdictions for the years ended December 31, 2025, 2024, and 2023.

The differences between the ETR and the federal statutory income tax rate in accordance with ASU 2023-09 are as follows:

(Dollars in thousands)	2025
Federal income tax at statutory rate	$9,755	21.0%
State income taxes, net of federal benefit[1]	682	1.5
Nontaxable or nondeductible:
Tax-exempt income on loans and investment securities	(398)	(0.9)
Earnings on investment in bank-owned life insurance	(544)	(1.2)
Gain on life insurance proceeds	(60)	(0.1)
Merger-related costs	136	0.3
Excess compensation	53	0.1
Other	(221)	(0.5)
Effective income tax rate	$9,403	20.2%
________________________________________
1 State taxes in Maryland make up the majority of this line item.
The differences between the ETR and the federal statutory income tax rate before adoption of ASU 2023-09 are as follows:

	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.9	1.5
Tax-exempt income on loans and investment securities	(1.0)	(1.3)
Earnings on investment in bank-owned life insurance	(1.0)	(1.0)
Nondeductible merger-related costs	0.7	—
Other	(0.4)	0.3
Effective income tax rate	21.2%	20.5%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

(In thousands)	2025	2024
Deferred tax assets:
Investment securities available for sale	$5,595	$11,178
Allowance for credit losses	5,246	3,909
Purchase accounting	4,173	—
Accrued deferred compensation	1,760	1,436
Deferred director fees	1,176	1,153
Lease liability	986	592
Defined benefit pension plan	750	1,031
Allowance for unfunded commitments	406	315
Nonaccrual interest	341	246
Deferred loan fees	75	46
Accumulated depreciation	—	59
Other	707	837
Total gross deferred tax assets	21,215	20,802
Deferred tax liabilities:
Goodwill and intangible assets, net	5,123	1,449
Prepaid defined benefit pension plan cost	4,804	4,729
Right of use asset	921	592
Purchase accounting	871	25
Prepaid expenses	196	50
Accumulated depreciation	117	—
Total gross deferred tax liabilities	12,032	6,845
Net deferred tax asset	$9,183	$13,957
Based on the Corporation's history of prior earnings and its expectations of the future, it is anticipated that operating income and the reversal pattern of its temporary differences will, more likely than not, be sufficient to realize the benefits of these net deferred tax assets and has not recorded any valuation allowances on its deferred tax assets as of December 31, 2025 and 2024.
The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states for which income is derived. The Corporation is no longer subject to examination by taxing authorities for years before 2021.
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Corporation did not have any material uncertain tax positions at December 31, 2025 or 2024.
NOTE 16 — REGULATORY MATTERS
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
Management believes, as of December 31, 2025, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. There are no subsequent conditions or events that management believes have changed the Bank’s category.
The actual and required regulatory capital levels, leverage ratios and risk-based capital ratios as of December 31:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions [2]
(Dollars in thousands)	Amount	Ratio	Amount [1]	Ratio [1]	Amount	Ratio
CORPORATION
2025
Tier 1 Leverage Capital (to average assets)	$368,073	11.40%	$129,189	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	362,697	14.74	110,738	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	368,073	14.96	147,650	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	406,989	16.54	196,867	8.0	N/A	N/A
2024
Tier 1 Leverage Capital (to average assets)	$303,105	12.52%	$96,871	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	297,772	16.27	82,343	4.5	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	303,105	16.56	109,791	6.0	N/A	N/A
Total Capital (to risk-weighted assets)	335,949	18.36	146,388	8.0	N/A	N/A
ACNB BANK
2025
Tier 1 Leverage Capital (to average assets)	$352,209	10.92%	$128,960	4.0%	$161,200	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	352,209	14.32	110,654	4.5	159,833	6.5
Tier 1 Capital (to risk-weighted assets)	352,209	14.32	147,539	6.0	196,718	8.0
Total Capital (to risk-weighted assets)	376,125	15.30	196,718	8.0	245,898	10.0
2024
Tier 1 Leverage Capital (to average assets)	$290,567	12.03%	$96,652	4.0%	$120,815	5.0%
Common Equity Tier 1 Capital (to risk-weighted assets)	290,567	16.03	81,565	4.5	117,816	6.5
Tier 1 Capital (to risk-weighted assets)	290,567	16.03	108,753	6.0	145,005	8.0
Total Capital (to risk-weighted assets)	308,412	17.02	145,005	8.0	181,256	10.0
__________________________________________________
1 Amounts and ratios do not include capital conservation buffer.
2 N/A - Not applicable as “well capitalized” applies only to banks.
Dividend Restrictions
Dividend payments by the Bank to the Corporation are subject to certain legal and regulatory limitations. As of December 31, 2025 $55.5 million of undistributed earnings of the Bank, included in consolidated retained earnings, was available for distribution to the Corporation as dividends without prior regulatory approval. Additionally, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Corporation is subject to dividend restrictions as provided by Pennsylvania law.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at December 31, 2025 and 2024.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments, during the past three years.
A summary of the Corporation’s commitments at December 31 were as follows:

(In thousands)	2025	2024
Commitments to extend credit	$566,837	$372,839
Standby letters of credit	24,387	15,103
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

NOTE 18 — EARNINGS PER SHARE
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

	Years Ended December 31,
	2025	2024	2023
Weighted average shares outstanding (basic)	10,259,179	8,503,473	8,507,803
Dilutive effect of unvested shares	30,969	33,492	28,322
Weighted average shares outstanding (diluted)	10,290,148	8,536,965	8,536,125
Per share:
Basic	$3.61	$3.75	$3.72
Diluted	3.60	3.73	3.71
There were no antidilutive instruments at December 31, 2025, 2024 and 2023.
NOTE 19 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
Other comprehensive income includes unrealized gains and losses on investment securities AFS and unrealized gains and losses on changes in funded status of the pension plan which are also recognized as separate components of equity. The components of the accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Net Change Related to Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(52,734)	$—	$(5,278)	$(58,012)
Other comprehensive income	11,782	—	1,321	13,103
Balance at December 31, 2023	(40,952)	—	(3,957)	(44,909)
Other comprehensive income	2,792	—	449	3,241
Balance at December 31, 2024	(38,160)	—	(3,508)	(41,668)
Other comprehensive income (loss)	18,616	(109)	987	19,494
Balance at December 31, 2025	$(19,544)	$(109)	$(2,521)	$(22,174)
Dividend Reinvestment and Stock Purchase Plan
In 2011, the Corporation offered stockholders the opportunity to participate in the ACNB Corporation Dividend Reinvestment and Stock Purchase Plan. The plan provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. On August 8, 2025, ACNB replaced the 2011 ACNB Corporation Dividend Reinvestment and Stock Purchase Plan with the 2025 Dividend Reinvestment and Stock Purchase Plan, reserving 500,000 shares for issuance. During 2025, 2024 and 2023, 23,015, 21,750 and 20,361 shares, respectively, were issued under these plans with proceeds in the amount of $1.2 million, $832 thousand and $721 thousand, respectively.
Share Repurchase Plan
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3% of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 116,929 shares purchased under this plan during the year ended December 31, 2025.

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
Stock Incentive Plan
On May 1, 2018, stockholders approved and ratified the Omnibus Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that are authorized, but not issued, under the Restricted Stock Plan. The Restricted Stock Plan expired by its own terms after 10 years on February 24, 2019, and no further shares may be issued under the plan. The remaining 174,055 shares under the Restricted Stock Plan were transferred to the Omnibus Plan. As of December 31, 2025, there were 185,413 shares issued under the Omnibus Plan and 388,642 shares reserved for future grants.
NOTE 20 — STOCK-BASED COMPENSATION
The Corporation grants equity awards to employees in the form of restricted stock awards under its ACNB Corporation 2018 Omnibus Stock Incentive Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the vesting period of the stock issued.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

(In thousands)	2025	2024	2023
Compensation Expense	$1,411	$1,263	$1,004
Tax benefit	(313)	(286)	(228)
Total stock-based compensation, net of tax	$1,098	$977	$776
The following table presents information about nonvested restricted stock awards granted under the Omnibus Plan for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1	38,438	$34.06
Granted	36,887	41.28
Vested	(38,476)	35.98
Forfeited	(2,355)	40.02
Balance at December 31	34,494	$39.23
As of December 31, 2025, there was $252 thousand of total unrecognized compensation (pre-tax) related to restricted stock awards that will be recognized as compensation expense over a weighted average period of one year.

NOTE 21 — PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2025	2024
ASSETS
Cash	$24,519	$19,826
Investment in banking subsidiary	398,302	284,416
Investment in other subsidiaries	16,751	19,331
Securities and other assets	558	191
Receivable from banking subsidiary	455	63
Total Assets	$440,585	$323,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term borrowings	$20,376	$20,333
Other liabilities	235	221
Stockholders’ equity	419,974	303,273
Total Liabilities and Stockholders’ Equity	$440,585	$323,827
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Dividends and interest from banking subsidiary	$26,935	$10,713	$9,702
Net loss on sales of securities	—	—	(7)
Other income	11	31	41
	26,946	10,744	9,736
Expenses	1,767	2,859	1,934
	25,179	7,885	7,802
Income tax benefit	357	426	413
	25,536	8,311	8,215
Equity in undistributed earnings of subsidiaries	11,515	23,535	23,473
Net Income	$37,051	$31,846	$31,688
Comprehensive Income	$56,545	$35,087	$44,791

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,051	$31,846	$31,688
Equity in undistributed earnings of subsidiaries	(11,515)	(23,535)	(23,473)
(Increase) decrease in receivable from banking subsidiary	(392)	1,292	153
Loss on sale of equity securities	—	—	(7)
Other	1,253	2,314	439
Net Cash Provided by Operating Activities	26,397	11,917	8,800
CASH FLOWS FROM INVESTING ACTIVITIES
Return on investment from subsidiary	3,200	1,800	—
Proceeds from sale of equity securities	—	—	592
Net Cash Used in Investing Activities	3,200	1,800	592
CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	(14,382)	(10,713)	(9,702)
Common stock repurchased	(11,164)	(249)	(2,027)
Common stock issued	642	424	721
Net Cash Used in Financing Activities	(24,904)	(10,538)	(11,008)
Net Increase (Decrease) in Cash and Cash Equivalents	4,693	3,179	(1,616)
CASH AND CASH EQUIVALENTS — BEGINNING	19,826	16,647	18,263
CASH AND CASH EQUIVALENTS — ENDING	$24,519	$19,826	$16,647

NOTE 22 — SEGMENT AND RELATED INFORMATION
The Corporation has two reporting segments, the Bank and ACNB Insurance Services as discussed further in Note 1 — “Summary of Significant Accounting Policies.”
Reportable segment information and reconciliations to the consolidated financial information for the years ended December 31:

(In thousands)	Banking	Insurance	Other[1]	Total
2025
Interest and dividend income	$163,211	$3	$(2)	$163,212
Noninterest income	19,116	9,482	11	28,609
Total consolidated revenues				191,821
Interest expense	39,130	—	992	40,122
Provision for credit losses and reversal of unfunded commitments	4,730	—	—	4,730
Depreciation and amortization expense	5,973	764	—	6,737
Salaries and employee benefits	46,486	5,889	404	52,779
Other noninterest expense[2]	38,676	1,979	344	40,999
Income before income taxes	47,332	853	(1,731)	46,454
Income taxes	9,527	233	(357)	9,403
Net income (loss)	$37,805	$620	$(1,374)	$37,051
Total assets	$3,211,593	$19,652	$(3,119)	$3,228,126
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$1,023	$53	$—	$1,076
2024
Interest and dividend income	$107,456	$4	$5	$107,465
Noninterest income	14,976	9,754	—	24,730
Total consolidated revenues				132,195
Interest expense	22,803	—	1,051	23,854
Reversal of credit losses and unfunded commitments	(2,763)	—	—	(2,763)
Depreciation and amortization expense	2,246	787	—	3,033
Salaries and employee benefits	36,670	5,869	390	42,929
Other noninterest expense[2]	21,758	1,574	1,391	24,723
Income before income taxes	41,718	1,528	(2,827)	40,419
Income taxes	8,579	420	(426)	8,573
Net income (loss)	$33,139	$1,108	$(2,401)	$31,846
Total assets	$2,377,180	$22,026	$(4,376)	$2,394,830
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$929	$31	$—	$960
2023
Interest and dividend income	$96,600	$3	$37	$96,640
Noninterest income	9,133	9,319	(7)	18,445
Total consolidated revenues				115,085
Interest expense	7,268	—	1,052	8,320
Provision for credit losses and unfunded commitments	844	—	—	844
Depreciation and amortization expense	2,515	847	—	3,362
Salaries and employee benefits	35,322	5,609	—	40,931
Other noninterest expense[2]	19,736	1,165	878	21,779
Income before income taxes	40,048	1,701	(1,900)	39,849
Income taxes	8,139	435	(413)	8,161
Net income (loss)	$31,909	$1,266	$(1,487)	$31,688
Total assets	$2,397,992	$23,187	$(2,332)	$2,418,847
Goodwill	$35,800	$8,385	$—	$44,185
Capital expenditures	$424	$744	$—	$1,168
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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
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
Based on the evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2025. The Corporation believes that the accompanying Consolidated Financial Statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes made to the Corporation’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Management assessed the effectiveness of ACNB’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2025, ACNB’s internal control over financial reporting is effective and meets the criteria of the Internal Control—Integrated Framework (2013).
ACNB’s independent registered public accounting firm, which audited the Consolidated Financial Statements included in this annual report, has issued an attestation report on ACNB’s internal control over financial reporting as of December 31, 2025 that appears in Item 8 of this Form 10-K and is incorporated into this item by reference.

/s/ JAMES P. HELT	/s/ JASON H. WEBER
James P. Helt President & Chief Executive Officer	Jason H. Weber Executive Vice President/Treasurer & Chief Financial Officer

ITEM 9B — OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, relating to directors, executive officers, and control persons, is set forth in sections “Information as to Nominees and Directors”, “Executive Officers of ACNB Corporation and its subsidiaries”, “Meetings and Committees of the Board of Directors”, “Audit Committee Report”, “Delinquent Section 16(a) Reports” and “Insider Trading Policies and Procedures” of ACNB Corporation’s definitive Proxy Statement to be used in connection with the 2026 Annual Meeting of Stockholders, which pages are incorporated herein by reference.
The Corporation first adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and its subsidiaries in 2003. A copy of the Code of Ethics, as most recently approved by the Corporation’s Board of Directors on February 18, 2025, is available under the Governance Documents section of the Corporation’s Investor Relations website at investor.acnb.com. A request for the Corporation’s Code of Ethics can be made either in writing to Chief Governance Officer, ACNB Corporation, 16 Lincoln Square, P.O. Box 3129, Gettysburg, Pennsylvania 17325 or by telephone at 717-334-3161.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.
ITEM 11 — EXECUTIVE COMPENSATION
Incorporated by reference in response to this Item 11 is the information appearing under the headings “Director Compensation,” “Executive Compensation”, “Potential Payments Upon Termination or Change In Control” and “Pay versus Performance table” in ACNB Corporation’s 2026 definitive Proxy Statement.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference in response to this Item 12 is the information appearing under the heading “Share Ownership” in ACNB Corporation’s 2026 definitive Proxy Statement which the Corporation intends to file with the SEC not later than 120 days after the end of the 2025 fiscal year.
The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	388,642
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	388,642
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference in response to this Item 13 is the information appearing under the headings “Transactions with Directors and Executive Officers” and “Governance of the Corporation” in ACNB Corporation’s 2026 definitive Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference in response to this Item 14 is the information appearing under the heading “Independent Auditors” in ACNB Corporation’s 2026 definitive Proxy Statement.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Exhibit 19	Insider Trading Policy. (Incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Crowe LLP

Exhibit 31.1	Chief Executive Officer Certification of Annual Report on Form 10-K.

Exhibit 31.2	Chief Financial Officer Certification of Annual Report on Form 10-K.

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 16 — FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACNB CORPORATION	March 12, 2026
(Registrant)	Date

By:	/s/ JAMES P. HELT
James P. Helt President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2026, by the following persons in the capacities indicated.

/s/ JASON H. WEBER	/s/ JAMES P. HELT
Jason H. Weber Executive Vice President/ Treasurer & Chief Financial Officer (Principal Financial Officer)	James P. Helt Director and President & Chief Executive Officer
/s/ ELIZABETH F. CARSON	/s/ JAMES J. LOTT
Elizabeth F. Carson Director	James J. Lott Director
/s/ KIMBERLY S. CHANEY	/s/ DONNA M. NEWELL
Kimberly S. Chaney Director	Donna M. Newell Director
/s/ ALEXANDRA C. CHIARUTTINI	/s/ JOHN M. POLLI
Alexandra C. Chiaruttini Director	John M. Polli Director
/s/ EUGENE J. DRAGANOSKY	/s/ DANIEL W. POTTS
Eugene J. Draganosky Director Second Vice Chair of the Board	Daniel W. Potts Director
/s/ FRANK ELSNER, III	/s/ D. ARTHUR SEIBEL, JR.
Frank Elsner, III Director	D. Arthur Seibel, Jr. Director
/s/ TODD L. HERRING	/s/ ALAN J. STOCK
Todd L. Herring Director and First Vice Chair of the Board	Alan J. Stock Director and Chair of the Board
/s/ SCOTT L. KELLEY
Scott L. Kelley Director