Form 10-Q
period 2026-03-31
ACNB CORP
filed 2026-05-07
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s Common Stock outstanding on April 30, 2026, was 10,212,044.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

2021 Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
2026 Subordinated Notes	5.875% fixed-to-floating rate subordinated notes due March 15, 2036
ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
ALCO	Asset Liability Committee
AOCI	Accumulated other comprehensive income
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
bp or bps	Basis point(s)
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
Market Area	Southcentral Pennsylvania and Northern Maryland
N/A	Not Applicable
OBS	Off-Balance Sheet
OCI	Other comprehensive income
PCD	Purchased credit-deteriorated
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$25,649	$20,611
Interest-bearing deposits with banks	67,986	45,037
Total Cash and Cash Equivalents	93,635	65,648
Equity securities with readily determinable fair values	942	949
Investment securities available for sale, at estimated fair value	471,659	466,894
Investment securities held to maturity, at amortized cost (fair value $56,248, $57,537)	63,159	63,288
Loans held for sale	15,155	28,170
Total loans, net of unearned income	2,349,245	2,330,514
Less: Allowance for credit losses	(23,615)	(23,672)
Loans, net	2,325,630	2,306,842
Premises and equipment, net	30,373	30,648
Right of use asset	4,053	4,155
Restricted investment in bank stocks	12,574	14,237
Investment in bank-owned life insurance	105,667	105,840
Investments in low-income housing partnerships	720	751
Goodwill	64,449	64,449
Intangible assets, net	21,379	22,435
Assets held for sale	—	275
Other assets	60,469	53,545
Total Assets	$3,269,864	$3,228,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$576,056	$553,855
Interest-bearing	1,949,716	1,896,330
Total Deposits	2,525,772	2,450,185
Short-term borrowings	63,828	64,740
Long-term borrowings	215,387	255,376
Lease liability	4,352	4,451
Allowance for unfunded commitments	1,818	1,831
Other liabilities	33,231	31,569
Total Liabilities	2,844,388	2,808,152

Stockholders’ Equity:
Preferred stock, $2.50 par value, 20,000,000 shares authorized; no shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $2.50 par value, 20,000,000 shares authorized; 11,068,063 and 11,028,152 shares issued; 10,338,190 and 10,372,251 shares outstanding at March 31, 2026 and December 31, 2025, respectively	27,664	27,564
Treasury stock, at cost, 729,873 and 655,901 shares at March 31, 2026 and December 31, 2025, respectively	(25,927)	(22,367)
Additional paid-in capital	180,132	179,658
Retained earnings	267,066	257,293
Accumulated other comprehensive loss	(23,459)	(22,174)
Total Stockholders’ Equity	425,476	419,974
Total Liabilities and Stockholders’ Equity	$3,269,864	$3,228,126
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
	Three Months Ended March 31,
(Dollars in thousands, except share data)	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$36,302	$31,676
Tax-exempt	338	292
Investment Securities:
Taxable	4,241	2,902
Tax-exempt	314	288
Dividends	334	340
Other	703	792
Total Interest and Dividend Income	42,232	36,290
INTEREST EXPENSE
Deposits	6,387	5,996
Short-term borrowings	563	294
Long-term borrowings	2,767	2,910
Total Interest Expense	9,717	9,200
Net Interest Income	32,515	27,090
(Reversal of) provision for credit losses	(76)	5,968
Reversal of provision for unfunded commitments	(13)	(480)
Net Interest Income after (Reversal of) Provisions for Credit Losses and Unfunded Commitments	32,604	21,602
NONINTEREST INCOME
Insurance commissions	2,128	2,147
Gain from mortgage loans held for sale	1,226	855
Service charges on deposits	1,235	1,094
Wealth management	1,160	1,060
ATM debit card charges	906	831
Earnings on investment in bank-owned life insurance	737	580
Gain on assets held for sale	177	—
Gain on life insurance proceeds	174	254
Other	489	349
Net gains on sales or calls of investment securities	49	—
Net (losses) gains on equity securities	(7)	14
Total Noninterest Income	8,274	7,184
NONINTEREST EXPENSES
Salaries and employee benefits	14,027	12,861
Equipment	2,600	2,280
Net occupancy	1,533	1,442
Intangible assets amortization	1,056	857
Professional services	678	577
Other tax	577	527
FDIC and regulatory	442	401
Merger-related	—	8,031
Other	2,702	2,359
Total Noninterest Expenses	23,615	29,335
Income (Loss) Before Income Taxes	17,263	(549)
Income tax expense (benefit)	3,560	(277)
Net Income (Loss)	$13,703	$(272)
PER SHARE DATA
Basic earnings (loss)	$1.32	$(0.03)
Diluted earnings (loss)	$1.32	$(0.03)
Weighted average shares basic	10,348,531	9,806,299
Weighted average shares diluted	10,366,230	9,823,475
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
NET INCOME (LOSS)	$13,703	$(272)

OTHER COMPREHENSIVE (LOSS) INCOME
INVESTMENT SECURITIES
Unrealized (losses) gains arising during the period, net of income tax (benefit) expense of $(761) and $1,800, respectively	(2,651)	6,157
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax effect of $(11) and $0, respectively	(38)	—
Total unrealized (loss) gain on AFS investment securities	(2,689)	6,157
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax expense of $26 and $56, respectively	90	193

DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized gains on interest rate derivatives used in cash flow hedges, net of income tax expense of $66 and $0, respectively	229	—
Reclassification adjustment for net interest rate derivative losses included in net income, net of income tax effect of $(7) and $0, respectively	(24)	—
Total unrealized gains on interest rate derivatives used in cash flow hedges	205	—

DEFINED BENEFIT PENSION PLAN
Unrecognized net gain, net of income tax expense of $347 and $0, respectively	1,109	—

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,285)	6,350
TOTAL COMPREHENSIVE INCOME	$12,418	$6,078

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended March 31, 2026 and 2025

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2026	10,372,251	$27,564	$(22,367)	$179,658	$257,293	$(22,174)	$419,974
Net income	—	—	—	—	13,703	—	13,703
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,285)	(1,285)
Common stock shares issued	7,669	19	—	337	—	—	356
Repurchased shares	(73,972)	—	(3,560)	—	—	—	(3,560)
Restricted stock grants, net of forfeitures and withheld for taxes	32,242	81	—	(688)	—	—	(607)
Compensation expense for restricted shares	—	—	—	825	—	—	825
Cash dividends declared ($0.38 per share)	—	—	—	—	(3,930)	—	(3,930)
BALANCE – March 31, 2026	10,338,190	$27,664	$(25,927)	$180,132	$267,066	$(23,459)	$425,476

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2025	8,553,785	$22,357	$(11,203)	$99,163	$234,624	$(41,668)	$303,273
Net loss	—	—	—	—	(272)	—	(272)
Other comprehensive income, net of taxes	—	—	—	—	—	6,350	6,350
Issuance of common stock to acquire Traditions	2,035,246	5,088	—	78,561	—	—	83,649
Common stock shares issued	6,470	16	—	251	—	—	267
Repurchased shares	(75,872)	—	(3,106)	—	—	—	(3,106)
Restricted stock grants, net of forfeitures and withheld for taxes	24,042	60	—	(576)	—	—	(516)
Compensation expense for restricted shares	—	—	—	612	—	—	612
Cash dividends declared ($0.32 per share)	—	—	—	—	(3,374)	—	(3,374)
BALANCE – March 31, 2025	10,543,671	$27,521	$(14,309)	$178,011	$230,978	$(35,318)	$386,883

The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,703	$(272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from mortgage loans held for sale	(1,226)	(855)
Earnings on investment in bank-owned life insurance	(737)	(580)
Net gains on sales or calls of investment securities	(49)	—
Net losses (gains) on equity securities	7	(14)
Gain on sales of assets held for sale	(177)	—
Restricted stock compensation expense	825	612
Depreciation and amortization	1,665	1,445
Net accretion of purchase accounting adjustments	(1,876)	(1,532)
(Reversal of) provision for credit losses and reversal of unfunded commitments	(89)	5,488
Net amortization of investment securities premiums	108	385
Increase in interest receivable	(22)	(615)
(Decrease) increase in interest payable	(51)	69
Mortgage loans originated for sale	(42,584)	(26,749)
Proceeds from sales of loans originated for sale	56,825	19,129
Increase in other assets	(3,609)	(2,771)
Deferred income tax	(65)	798
Increase in other liabilities	1,674	4,113
Net Cash Provided by (Used in) Operating Activities	24,322	(1,349)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	151	171
Proceeds from calls/maturities of investment securities available for sale	10,221	6,668
Proceeds from sales of investment securities available for sale	22,193	97,883
Purchase of investment securities available for sale	(40,605)	(61,055)
Net redemption of restricted investment in bank stocks	1,663	616
Net (increase) decrease in loans	(16,812)	10,618
Gain on life insurance proceeds	(174)	(254)
Net cash and cash equivalents received from acquisition	—	36,206
Capital expenditures	(334)	(659)
Proceeds from sales of assets held for sale	452	—
Net Cash (Used in) Provided by Investing Activities	(23,245)	90,194
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	22,201	825
Net increase in interest-bearing deposits	53,362	5,186
Net (decrease) increase in short-term borrowings	(912)	28,362
Proceeds from long-term borrowings	15,000	—
Repayments on long-term borrowings	(55,000)	(40,188)
Dividends paid	(3,930)	(3,374)
Common stock repurchased	(3,560)	(3,106)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	(251)	(249)
Net Cash Provided by (Used in) Financing Activities	26,910	(12,544)
Net Increase in Cash and Cash Equivalents	27,987	76,301
CASH AND CASH EQUIVALENTS — BEGINNING	65,648	47,262
CASH AND CASH EQUIVALENTS — ENDING	$93,635	$123,563
Supplemental disclosures of cash flow information
Cash paid for interest	$9,768	$7,718
Cash paid for Federal income taxes	—	—
Cash paid for State income taxes	5	6
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$156	$183
Recognition of operating lease liabilities	156	183
Transactions related to acquisition:
Increase in assets and liabilities:
Net assets acquired	$—	$877,557
Liabilities assumed	—	793,908
Common shares issued	—	83,649
 The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –    Basis of Presentation and Nature of Operations
ACNB Corporation, headquartered in Gettysburg, Pennsylvania, provides banking, wealth management, mortgage and insurance services to businesses and consumers through its wholly-owned subsidiaries, ACNB Bank and ACNB Insurance Services. The Bank engages in full-service commercial and consumer banking and wealth management services, including trust and retail brokerage, through its 33 community banking offices, including 24 community banking office locations in Adams, Cumberland, Franklin, Lancaster and York Counties, Pennsylvania, and nine community banking office locations in Carroll and Frederick Counties, Maryland. There are two loan production offices located in West Lawn, Pennsylvania and in Hunt Valley, Maryland. ACNB Insurance Services is a full-service insurance agency based in Westminster, Maryland, with an additional location in Gettysburg, Pennsylvania. The agency offers a broad range of property, casualty, health, life and disability insurance to both individual and commercial clients.
Recent Acquisition
Effective February 1, 2025, ACNB closed the acquisition of Traditions Bancorp, Inc., holding company for Traditions Bank, York, Pennsylvania. Traditions was merged with and into a wholly-owned subsidiary of ACNB Corporation immediately followed by the merger of Traditions Bank with and into ACNB Bank. ACNB Bank is operating four of the former Traditions Bank offices as “Traditions Bank, A Division of ACNB Bank”.
Basis of Financial Statements
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income (loss) or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2025 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2026.
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
Note 2 – Earnings (Loss) Per Share
The Corporation has a simple capital structure. Basic earnings (loss) per share of common stock is calculated as net income (loss) available to common shareholders divided by the weighted average number of shares outstanding less unvested restricted stock at the end of the period. Diluted earnings (loss) per share is calculated as net income (loss) available to common shareholders divided by the weighted average number of shares outstanding.

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding (basic)	10,348,531	9,806,299
Dilutive effect of unvested shares	17,699	17,176
Weighted average shares outstanding (diluted)	10,366,230	9,823,475
Per share:
Basic	$1.32	$(0.03)
Diluted	1.32	(0.03)
There were no antidilutive instruments at March 31, 2026 and 2025.
Share Repurchase Plans
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the three months ended March 31, 2026 the Corporation repurchased 73,972 shares. There were 190,901 shares purchased under this plan through March 31, 2026. The Corporation repurchased the remaining outstanding share repurchases authorized under this plan in April of 2026, completing this program.
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans.

Note 3 – Investment Securities
Fair value of equity securities with readily determinable fair values at March 31, 2026 and December 31, 2025, are as follows:

(In thousands)	Fair Value at Beginning of Period	(Losses) Gains	Fair Value at End of Period
Three Months Ended March 31, 2026
CRA Mutual Fund	$949	$(7)	$942

Twelve Months Ended December 31, 2025
CRA Mutual Fund	$919	$30	$949
Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Available for Sale
U.S. Government and agencies	$59,520	$—	$6,322	$53,198
Collateralized mortgage obligations	98,017	127	3,163	94,981
Residential mortgage-backed securities	183,224	179	13,781	169,622
Commercial mortgage-backed securities	117,157	354	4,001	113,510
State and municipal	10,608	—	199	10,409
Corporate bonds	30,821	116	998	29,939
Total	$499,347	$776	$28,464	$471,659

Held to Maturity
State and municipal	$62,221	$—	$6,887	$55,334
Residential mortgage-backed securities	938	—	24	914
Total	$63,159	$—	$6,911	$56,248

December 31, 2025
Available for Sale
U.S. Government and agencies	$65,570	$—	$6,218	$59,352
Collateralized mortgage obligations	75,982	243	2,195	74,030
Residential mortgage-backed securities	186,203	426	12,941	173,688
Commercial mortgage-backed securities	124,996	957	3,744	122,209
State and municipal	8,499	—	49	8,450
Corporate bonds	29,871	334	1,040	29,165
Total	$491,121	$1,960	$26,187	$466,894

Held to Maturity
State and municipal	$62,200	$—	$5,726	$56,474
Residential mortgage-backed securities	1,088	—	25	1,063
Total	$63,288	$—	$5,751	$57,537

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026, and December 31, 2025:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available for Sale
U.S. Government and agencies	$—	$—	$53,198	$6,322	$53,198	$6,322
Collateralized mortgage obligations	51,393	758	30,739	2,405	82,132	3,163
Residential mortgage-backed securities	31,523	532	120,568	13,249	152,091	13,781
Commercial mortgage-backed securities	47,712	403	24,681	3,598	72,393	4,001
State and municipal	10,409	199	—	—	10,409	199
Corporate bonds	1,913	22	11,124	976	13,037	998
Total	$142,950	$1,914	$240,310	$26,550	$383,260	$28,464

Held to Maturity
State and municipal	$4,275	$146	$50,604	$6,741	$54,879	$6,887
Residential mortgage-backed securities	—	—	914	24	914	24
Total	$4,275	$146	$51,518	$6,765	$55,793	$6,911

December 31, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$59,352	$6,218	$59,352	$6,218
Collateralized mortgage obligations	17,854	46	32,189	2,149	50,043	2,195
Residential mortgage-backed securities	30,048	115	125,171	12,826	155,219	12,941
Commercial mortgage-backed securities	33,179	51	26,210	3,693	59,389	3,744
State and municipal	8,450	49	—	—	8,450	49
Corporate bonds	—	—	11,060	1,040	11,060	1,040
Total	$89,531	$261	$253,982	$25,926	$343,513	$26,187

Held to Maturity
State and municipal	$—	$—	$56,474	$5,726	$56,474	$5,726
Residential mortgage-backed securities	—	—	1,063	25	1,063	25
Total	$—	$—	$57,537	$5,751	$57,537	$5,751
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
The Company evaluates AFS debt securities for impairment at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of March 31, 2026 and December 31, 2025. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine the ACL. The Corporation’s ACL on its HTM investment securities was de minimis as of March 31, 2026 and December 31, 2025.

The Company monitors the credit quality of HTM debt securities through the use of credit analysis on a quarterly basis. The credit quality indicators were updated as of March 31, 2026. The following table shows the amortized cost of HTM debt securities as of March 31, 2026 and December 31, 2025, aggregated by credit quality indicator:

(In thousands)	A+ Rated or Higher	Not Rated
March 31, 2026
State and political subdivisions	$62,221	$—
Residential mortgage-backed securities	—	938
Total	$62,221	$938

December 31, 2025
State and political subdivisions	$62,200	$—
Residential mortgage-backed securities	—	1,088
Total	$62,200	$1,088
Amortized cost and fair value at March 31, 2026, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately below.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$2,000	$1,958	$400	$399
Over 1 year through 5 years	60,722	56,611	5,652	5,223
Over 5 years through 10 years	27,619	24,568	37,403	34,687
Over 10 years	10,608	10,409	18,766	15,025
Mortgage-backed securities	398,398	378,113	938	914
	$499,347	$471,659	$63,159	$56,248
The proceeds from sales and calls of investment securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Proceeds from sales	$22,193	$97,883
Proceeds from calls	10,221	500
Gross gains	187	—
Gross losses	138	—
During the three months ended March 31, 2025, ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At March 31, 2026 and December 31, 2025, securities with a carrying value of $156.3 million and $159.6 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements, and for other purposes.

Note 4 – Loans and Allowance for Credit Losses
The following table presents the composition of the loan portfolio:

(In thousands)	March 31, 2026	December 31, 2025
Commercial real estate	$1,301,807	$1,273,813
Residential mortgage	602,305	599,051
Commercial and industrial	204,714	205,452
Home equity lines of credit	126,473	127,341
Real estate construction	106,128	116,680
Consumer	9,864	10,140
Gross loans	2,351,291	2,332,477
Unearned income	(2,046)	(1,963)
Total loans, net of unearned income	$2,349,245	$2,330,514
One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
March 31, 2026
Commercial real estate	$484	$—	$759	$1,243	$1,300,564	$1,301,807	$—
Residential mortgage	6,611	1,802	2,386	10,799	591,506	602,305	1,712
Commercial and industrial	337	—	141	478	204,236	204,714	—
Home equity lines of credit	1,054	237	242	1,533	124,940	126,473	242
Real estate construction	514	—	—	514	105,614	106,128	—
Consumer	26	4	5	35	9,829	9,864	5
Gross Loans	$9,026	$2,043	$3,533	$14,602	$2,336,689	$2,351,291	$1,959

December 31, 2025
Commercial real estate	$457	$400	$292	$1,149	$1,272,664	$1,273,813	$—
Residential mortgage	4,988	2,098	4,261	11,347	587,704	599,051	2,332
Commercial and industrial	10	332	142	484	204,968	205,452	—
Home equity lines of credit	572	—	514	1,086	126,255	127,341	514
Real estate construction	578	—	—	578	116,102	116,680	—
Consumer	23	30	8	61	10,079	10,140	8
Gross Loans	$6,628	$2,860	$5,217	$14,705	$2,317,772	$2,332,477	$2,854

Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	March 31, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$—	$3,567	$3,567	$—	$3,644	$3,644
Residential mortgage	233	1,625	1,858	246	1,684	1,930
Commercial and industrial	210	1,986	2,196	698	1,590	2,288
Home equity lines of credit	—	5	5	—	5	5
Total	$443	$7,183	$7,626	$944	$6,923	$7,867
During the three months ended March 31, 2026, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$7,626	$7,867
Greater than or equal to 90 days past due and accruing[1]	1,959	2,854
Total nonperforming loans	$9,585	$10,721
__________________________________________________________________
1 Nonperforming loans include consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties and are in the process of collection and are not considered nonaccrual.
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
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	March 31, 2026		December 31, 2025
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$3,567	$—	$3,644
Residential mortgage	—	1,858	—	1,930
Commercial and industrial	1,898	298	1,971	317
Home equity lines of credit	—	5	—	5
Total	$1,898	$5,728	$1,971	$5,896
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

The following table presents the amortized cost basis of loans that were experiencing financial difficulty and modified during the three months ended March 31, 2026, by class, type of modification, and financial effect. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Term Extension	Percent of Class of Financing Receivable	Financial Effect
March 31, 2026
Commercial and industrial	$141	0.1%	Extended the term of the loan 12 months.
There were no loans modified during the three months ended March 31, 2025.
The following presents the performance of loans modified in the previous twelve months as of March 31, 2026:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Residential mortgage	$—	$342	$—	$92	$434
Commercial real estate	121	—	—	—	—
Commercial and industrial	141	—	—	—	—
Consumer	10	—	—	—	—
Total	$272	$342	$—	$92	$434
The following presents the performance of loans modified in the previous twelve months as of March 31, 2025:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,293	$—	$—	$—	$—
Commercial and industrial	1,748	—	—	—	—
Total	$4,041	$—	$—	$—	$—
As of March 31, 2026, the Corporation had no commitments to lend any additional funds on modified loans. During the three months ended March 31, 2026, one residential mortgage loan in the amount of $92 thousand defaulted on the modified terms of the agreement by failure to make the monthly payments after the deferment period ended. During the three months ended March 31, 2025, there were no loans modified due to financial difficulty that defaulted subsequent to the modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2026	2025	2024	2023	2022	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$55,926	$82,854	$170,412	$181,278	$196,005	$533,115	$23,588	$1,243,178
Special Mention	—	3,117	2,300	2,137	3,963	38,213	1,480	51,210
Substandard	—	152	105	294	2,456	4,412	—	7,419
Total Commercial real estate	$55,926	$86,123	$172,817	$183,709	$202,424	$575,740	$25,068	$1,301,807
Residential mortgage
Pass	$7,835	$37,644	$28,607	$36,468	$22,597	$89,490	$1,117	$223,758
Special Mention	343	79	244	79	83	1,552	—	2,380
Substandard	—	—	—	229	1,747	267	—	2,243
Total Residential Mortgage	$8,178	$37,723	$28,851	$36,776	$24,427	$91,309	$1,117	$228,381
Commercial and industrial
Pass	$5,343	$18,799	$22,377	$15,841	$19,088	$54,173	$44,081	$179,702
Special Mention	—	251	70	420	4,583	447	16,073	21,844
Substandard	—	—	—	438	749	555	1,426	3,168
Total Commercial and industrial	$5,343	$19,050	$22,447	$16,699	$24,420	$55,175	$61,580	$204,714
Home equity lines of credit
Pass	$—	$—	$—	$482	$82	$170	$11,593	$12,327
Special Mention	—	—	—	—	—	96	251	347
Substandard	—	—	—	—	—	5	5	10
Total Home equity lines of credit	$—	$—	$—	$482	$82	$271	$11,849	$12,684
Real estate construction
Pass	$2,309	$24,833	$15,444	$10,952	$7,257	$2,687	$7,063	$70,545
Special Mention	—	—	—	—	4,383	—	—	4,383
Total Real estate construction	$2,309	$24,833	$15,444	$10,952	$11,640	$2,687	$7,063	$74,928
Performance Rated:
Residential mortgage
Performing	$6,354	$45,336	$32,073	$50,989	$77,586	$155,084	$4,790	$372,212
Nonperforming	—	—	232	—	407	1,073	—	1,712
Total Residential Mortgage	$6,354	$45,336	$32,305	$50,989	$77,993	$156,157	$4,790	$373,924
Home equity lines of credit
Performing	$—	$—	$—	$12	$28	$1,826	$111,681	$113,547
Nonperforming	—	—	—	—	—	—	242	242
Total Home equity lines of credit	$—	$—	$—	$12	$28	$1,826	$111,923	$113,789
Real estate construction
Performing	$3,664	$24,628	$1,272	$422	$357	$856	$1	$31,200
Total Real estate construction	$3,664	$24,628	$1,272	$422	$357	$856	$1	$31,200
Consumer
Performing	$700	$1,606	$1,113	$722	$980	$755	$3,983	$9,859
Nonperforming	—	—	—	—	—	5	—	5
Total Consumer	$700	$1,606	$1,113	$722	$980	$760	$3,983	$9,864
Year-to-date gross charge-offs	$—	$—	$2	$5	$—	$—	$75	$82
Total Portfolio loans:
Pass	$71,413	$164,130	$236,840	$245,021	$245,029	$679,635	$87,442	$1,729,510
Special Mention	343	3,447	2,614	2,636	13,012	40,308	17,804	80,164
Substandard	—	152	105	961	4,952	5,239	1,431	12,840
Performing	10,718	71,570	34,458	52,145	78,951	158,521	120,455	526,818
Nonperforming	—	—	232	—	407	1,078	242	1,959
Total Portfolio loans	$82,474	$239,299	$274,249	$300,763	$342,351	$884,781	$227,374	$2,351,291
Year-to-date gross charge-offs	$—	$—	$2	$5	$—	$—	$75	$82

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$83,583	$171,026	$182,864	$199,094	$166,194	$392,397	$25,109	$1,220,267
Special Mention	420	1,807	2,386	4,485	9,367	25,923	1,615	46,003
Substandard	153	105	294	2,492	327	4,172	—	7,543
Total Commercial real estate	$84,156	$172,938	$185,544	$206,071	$175,888	$422,492	$26,724	$1,273,813
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$32
Residential mortgage
Pass	$37,231	$29,754	$34,884	$23,227	$37,692	$54,050	$953	$217,791
Special Mention	176	247	140	304	140	2,789	—	3,796
Substandard	—	—	231	1,816	—	271	—	2,318
Total Residential mortgage	$37,407	$30,001	$35,255	$25,347	$37,832	$57,110	$953	$223,905
Year-to-date gross charge-offs	$19	$—	$—	$—	$—	$—	$—	$19
Commercial and industrial
Pass	$20,925	$22,881	$16,950	$20,101	$30,917	$30,588	$46,211	$188,573
Special Mention	383	208	478	4,888	40	483	7,100	13,580
Substandard	—	—	463	774	94	513	1,455	3,299
Total Commercial and industrial	$21,308	$23,089	$17,891	$25,763	$31,051	$31,584	$54,766	$205,452
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$485	$84	$29	$51	$10,974	$11,623
Special Mention	—	—	—	—	93	97	160	350
Substandard	—	—	—	—	—	5	5	10
Total Home equity lines of credit	$—	$—	$485	$84	$122	$153	$11,139	$11,983
Real estate construction
Pass	$26,653	$19,215	$15,519	$7,513	$1,640	$757	$5,867	$77,164
Special Mention	—	—	—	4,678	—	365	—	5,043
Total Real estate construction	$26,653	$19,215	$15,519	$12,191	$1,640	$1,122	$5,867	$82,207
Performance Rated:
Residential mortgage
Performing	$40,566	$33,541	$53,484	$79,888	$39,877	$120,302	$5,157	$372,815
Nonperforming	—	231	—	635	—	1,465	—	2,331
Total Residential mortgage	$40,566	$33,772	$53,484	$80,523	$39,877	$121,767	$5,157	$375,146
Home equity lines of credit
Performing	$—	$—	$13	$29	$—	$1,989	$112,813	$114,844
Nonperforming	—	—	—	—	—	—	514	514
Total Home equity lines of credit	$—	$—	$13	$29	$—	$1,989	$113,327	$115,358
Real estate construction
Performing	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Total Real estate construction	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Consumer
Performing	$1,641	$1,232	$877	$1,125	$260	$587	$4,410	$10,132
Nonperforming	—	—	—	—	—	8	—	8
Total Consumer	$1,641	$1,232	$877	$1,125	$260	$595	$4,410	$10,140
Year-to-date gross charge-offs	$14	$27	$61	$18	$—	$8	$230	$358
Total Portfolio loans
Pass	$168,392	$242,876	$250,702	$250,019	$236,472	$477,843	$89,114	$1,715,418
Special Mention	979	2,262	3,004	14,355	9,640	29,657	8,875	68,772
Substandard	153	105	988	5,082	421	4,961	1,460	13,170
Performing	70,144	39,423	54,927	81,404	40,281	123,704	122,381	532,264
Nonperforming	—	231	—	635	—	1,473	514	2,853
Total Portfolio loans	$239,668	$284,897	$309,621	$351,495	$286,814	$637,638	$222,344	$2,332,477
Year-to-date gross charge-offs	$33	$27	$61	$18	$—	$54	$230	$423

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended March 31, 2026
Beginning balance - January 1, 2026	$13,259	$5,386	$1,800	$482	$2,588	$157	$23,672
Charge-offs	—	—	—	—	—	(82)	(82)
Recoveries	—	4	69	—	—	28	101
Provisions (reversal of)	446	188	(221)	70	(603)	44	(76)
Ending balance - March 31, 2026	$13,705	$5,578	$1,648	$552	$1,985	$147	$23,615

Three Months Ended March 31, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	—	—	(14)	—	—	(71)	(85)
Recoveries	—	—	3	—	—	16	19
Provisions (reversal of)	2,173	2,012	629	180	1,051	(77)	5,968
Ending balance - March 31, 2025	$13,549	$5,128	$2,228	$487	$3,138	$116	$24,646
Note 5 – Deposits
Deposits were comprised of the following as of the periods presented:

(In thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand deposits	$576,056	$553,855
Interest-bearing demand deposits	625,363	623,620
Money market	497,031	485,808
Savings	338,763	333,973
Total demand and savings	2,037,213	1,997,256
Time	488,559	452,929
Total deposits	$2,525,772	$2,450,185
Time deposits include brokered deposits totaling $89.1 million at March 31, 2026 and $59.1 million at December 31, 2025.
Scheduled maturities of time deposits at March 31, 2026 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$357,745	$80,985
1 - 2 years	30,224	7,983
2 - 3 years	4,656	1,606
3 - 4 years	3,210	—
4 - 5 years	2,150	—
Thereafter	—	—
Total time deposits	$397,985	$90,574

Note 6 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$15,097	0.30%	$16,129	0.27%
FHLB advances	45,000	3.90	45,000	4.08
Federal funds purchased	3,731	3.64	3,611	3.64%
	$63,828	3.03%	$64,740	3.11%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $12.3 million at March 31, 2026.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$40,000	4.44%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,387	5.57	5,376	6.15
Subordinated debt	15,000	5.88	15,000	4.00
	$215,387	4.55%	$255,376	4.52%
__________________________________________________________________
1 Net of purchase accounting fair value mark.
The long-term FHLB advances have a weighted average rate of 4.42%, and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.28 billion, of which $1.04 billion was available at March 31, 2026.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On March 12, 2026, the most recent interest rate reset date, the interest rate was adjusted to 5.57% through the period ending June 14, 2026. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
On March 12, 2026, the Company entered into subordinated note purchase agreements with the Purchasers pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. The 2026 Subordinated Notes bear interest at a fixed rate, for the period up to, but excluding March 15, 2031. From and including March 15, 2031 until maturity or redemption, the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current Three-Month Term SOFR, plus 245 bps. The Company will pay interest in arrears semi-annually during the fixed interest rate period and quarterly during the floating interest rate period. The 2026 Subordinated Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the 2026 Subordinated Notes before March 15, 2031. The 2026 Subordinated Notes were issued by the Corporation to the Purchasers at a price equal to 100% of their face amount. The issuance costs for the 2026 Subordinated Notes were $537 thousand and are reported net on the Consolidated Statements of Condition. The 2026 Subordinated Notes

have a stated maturity of March 15, 2036, are redeemable by the Company at its option, in whole or in part, on or after March 30, 2031, and at any time upon the occurrences of certain events. The 2026 Subordinated Notes are considered Tier 2 capital for the consolidated capital ratios.
On March 30, 2021, the Company entered into subordinated note purchase agreements with the Purchasers pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 4.00% fixed-to-floating rate subordinated notes due March 31, 2031. The Company redeemed on March 31, 2026 all of the Company’s outstanding 4.00% fixed-to-floating rate 2021 Subordinated Notes due March 31, 2031, having an aggregate principal amount of $15.0 million in accordance with the terms of the 2021 Subordinated Notes. The total redemption price was 100% of the aggregate principal amount of the 2021 Subordinated Notes, plus interest accrued and unpaid to March 31, 2026.
Note 7 – Derivative Financial Instruments
The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2026 and December 31, 2025:

	March 31, 2026		Consolidated Statements of Condition Location	December 31, 2025
(In thousands)	Notional Amount	Asset (Liability) Fair Value		Notional Amount	Asset (Liability) Fair Value
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Assets	$63,212	$1,659	Other Assets	$58,114	$1,540
Liabilities	803	(1)	Other Liabilities	—	—

Forward commitments:
Assets	18,964	169	Other Assets	8,223	4
Liabilities	6,699	(21)	Other Liabilities	23,881	(105)

Interest rate derivatives with customers:
Assets	5,891	50	Other Assets	5,917	91
Liabilities	49,309	(3,557)	Other Liabilities	49,849	(3,476)

Interest rate derivatives with dealer counterparties:
Assets	49,309	3,557	Other Assets	49,849	3,476
Liabilities	5,891	(50)	Other Liabilities	5,917	(91)

Derivatives designated as hedging instruments:
Interest rate derivatives used in cash flow hedges:
Assets	45,000	146	Other Assets	20,000	48
Liabilities	—	—	Other Liabilities	25,000	(144)
The following table presents a summary of the fair value gains and losses on derivative financial instruments for the periods presented:

	Three Months Ended March 31,		Consolidated Statements of Income (Loss) Classification
(In thousands)	2026	2025
Interest Rate Lock Commitments	$117	$260	Gain from mortgage loans held for sale
Forward Commitments	249	(15)	Gain from mortgage loans held for sale

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the periods presented:

(In thousands)	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from OCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended March 31, 2026
Interest rate derivatives	$295	$295	$—	Interest Expense	$31	$31	$—
Three Months Ended March 31, 2025
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income (Loss) for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total amounts of expense line items presented in the consolidated statements of income (loss) in which the effects of fair value or cash flow hedges are recorded	$31	$—
The effects of fair value or cash flow hedging:
Amount of gain reclassified from AOCI into income	31	—
Amount of gain reclassified from AOCI into income - included component	31	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—
During the next 12 months, the Company estimates that an additional $112 thousand will be reclassified as a reduction to interest expense.
Note 8 – Fair Value Measurements
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables present assets measured at fair value and the basis of measurement used at the periods presented:

	March 31, 2026
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$942	$—	$—	$942
AFS Investment Securities:
U.S. Government and agencies		—	53,198	—	53,198
Collateralized mortgage obligations		—	94,981	—	94,981
Residential mortgage-backed securities		—	169,622	—	169,622
Commercial mortgage-backed securities		—	113,510	—	113,510
State and municipal		—	10,409	—	10,409
Corporate bonds		—	29,939	—	29,939
Total AFS Investment Securities	Recurring	$—	$471,659	$—	$471,659
Loans held for sale	Recurring	—	15,155	—	15,155
Derivative financial instruments - assets	Recurring	—	5,581	—	5,581
Individually evaluated loans	Non-recurring	—	—	203	203
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,629	$—	$3,629

	December 31, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$949	$—	$—	$949
AFS Investment Securities:
U.S. Government and agencies		—	59,352	—	59,352
Collateralized mortgage obligations		—	74,030	—	74,030
Residential mortgage-backed securities		—	173,688	—	173,688
Commercial mortgage-backed securities		—	122,209	—	122,209
State and municipal		—	8,450	—	8,450
Corporate bonds		—	29,165	—	29,165
Total AFS Investment Securities	Recurring	$—	$466,894	$—	$466,894
Loans held for sale	Recurring	—	28,170	—	28,170
Derivative financial instruments - assets	Recurring	—	5,159	—	5,159
Individually evaluated loans	Non-recurring	—	—	550	550
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,816	$—	$3,816
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Equity securities — The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Statements of Condition, with realized and unrealized gains and losses reported in noninterest income on the Consolidated Statements of Income (Loss). They are classified as Level 1 assets.
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
Derivative financial instruments — Derivative financial instruments include interest rate lock commitments, forward commitments and interest rate derivatives. The fair value of interest rate lock commitments is derived from the value of the underlying loans, adjusted for changes in market interest rates relative to the committed rate. The fair value of forward commitments is based on quoted prices for mortgage-backed securities with similar characteristics. The fair value of interest rate derivatives is based upon broker quotes. The fair value of both the assets and the related liabilities are determined in the same manner and are all classified as Level 2 assets.
Individually evaluated loans — This category consists of loans that were individually evaluated for impairment and have a specific reserve. They are classified as Level 3 assets.
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
March 31, 2026
Individually evaluated loans	$203	Appraisal of collateral	Appraisal adjustments	26% – 100%	84%

December 31, 2025
Individually evaluated loans	$550	Appraisal of collateral	Appraisal adjustments	16% – 100%	43%
__________________________________________________________________
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
FHLB and Atlantic Community Banker’s Bank stock represent restricted investments and are carried at cost less any impairment on the Consolidated Statement of Condition, which is a reasonable estimate of fair value. There was no impairment identified as of March 31, 2026 or December 31, 2025.

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	March 31, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$25,649	$25,649	$25,649	$—	$—
Interest-bearing deposits with banks	67,986	67,986	67,986	—	—
Equity securities with readily determinable fair values	942	942	942	—	—
Investment securities AFS	471,659	471,659	—	471,659	—
Investment securities HTM	63,159	56,248	—	56,248	—
Loans held for sale	15,155	15,155	—	15,155	—
Loans, net	2,325,630	2,339,563	—	—	2,339,563
Accrued interest receivable	10,972	10,972	—	10,972	—
Derivative assets	5,581	5,581	—	5,581	—
Financial liabilities:
Demand deposits, savings, and money markets	$2,037,213	$2,037,213	$—	$2,037,213	$—
Time deposits	488,559	483,151	—	483,151	—
Securities sold under repurchase agreements	15,097	15,097	—	15,097	—
Federal funds purchased	3,731	3,731	—	3,731	—
FHLB Advances	240,000	241,657	—	241,657	—
Trust preferred and subordinated debt	20,387	20,449	—	20,449	—
Accrued interest payable	2,135	2,135	—	2,135	—
Derivative liabilities	3,629	3,629	—	3,629	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,611	$20,611	$20,611	$—	$—
Interest-bearing deposits with banks	45,037	45,037	45,037	—	—
Equity securities with readily determinable fair values	949	949	949	—	—
Investment securities AFS	466,894	466,894	—	466,894	—
Investment securities HTM	63,288	57,537	—	57,537	—
Loans held for sale	28,170	28,170	—	28,170	—
Loans, net	2,306,842	2,294,388	—	—	2,294,388
Accrued interest receivable	10,950	10,950	—	10,950	—
Derivative assets	5,159	5,159	—	5,159	—
Financial liabilities:
Demand deposits, savings, and money markets	$1,997,256	$1,997,256	$—	$1,997,256	$—
Time deposits	452,929	448,051	—	448,051	—
Securities sold under repurchase agreements	16,129	16,129	—	16,129	—
Federal funds purchased	3,611	3,611	—	3,611	—
FHLB Advances	280,000	282,910	—	282,910	—
Trust preferred and subordinated debt	20,376	19,626	—	19,626	—
Accrued interest payable	2,186	2,186	—	2,186	—
Derivative liabilities	3,816	3,816	—	3,816	—

Note 9 – Defined Benefit Pension Plan
The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Service cost	$90	$91
Interest cost	396	399
Expected return on plan assets	(742)	(685)
Net Periodic Benefit Income	$(256)	$(195)
The Corporation has determined that it will not be contributing to the defined benefit plan in 2026 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan, and no employee hired after March 31, 2012, is eligible to participate in the plan.
Note 10 – Commitments and Contingencies
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by the ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at March 31, 2026 and at December 31, 2025.
The Corporation has not been required to perform on any financial guarantees, and has not incurred any losses on its commitments during the past three years.

A summary of the Corporation’s commitments were as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$582,679	$566,837
Standby letters of credit	23,900	24,387
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
Note 11 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Net Change Related to Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2026
Balance at January 1, 2026	$(19,544)	$(109)	$(2,521)	$(22,174)
Other comprehensive (loss) income	(2,599)	205	1,109	(1,285)
Balance at March 31, 2026	$(22,143)	$96	$(1,412)	$(23,459)

Three Months Ended March 31, 2025
Balance at January 1, 2025	$(38,160)	$—	$(3,508)	$(41,668)
Other comprehensive income	6,350	—	—	6,350
Balance at March 31, 2025	$(31,810)	$—	$(3,508)	$(35,318)

Note 12 – Segment Reporting
The Corporation has two reporting segments, the Bank and ACNB Insurance Services.
Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended March 31, 2026
Interest and dividend income	$42,218	$1	$13	$42,232
Noninterest income	5,970	2,305	(1)	8,274
Total consolidated revenues				50,506
Interest expense	9,437	—	280	9,717
Reversal of provision for credit losses and unfunded commitments	(89)	—	—	(89)
Depreciation and amortization expense	1,477	188	—	1,665
Salaries and employee benefits	12,218	1,699	110	14,027
Other noninterest expense[2]	7,358	398	167	7,923
Income (loss) before income taxes	17,787	21	(545)	17,263
Income tax expense (benefit)	3,671	3	(114)	3,560
Net income (loss)	$14,116	$18	$(431)	$13,703
Total assets	$3,253,225	$18,213	$(1,574)	$3,269,864
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$334	$—	$—	$334
Three Months Ended March 31, 2025
Interest and dividend income	$36,290	$1	$(1)	$36,290
Noninterest income	5,025	2,147	12	7,184
Total consolidated revenues				43,474
Interest expense	8,951	—	249	9,200
Provision for credit losses and unfunded commitments	5,488	—	—	5,488
Depreciation and amortization expense	1,250	195	—	1,445
Salaries and employee benefits	11,298	1,462	101	12,861
Other noninterest expense[2]	14,564	336	129	15,029
(Loss) income before income taxes	(236)	155	(468)	(549)
Income tax (benefit) expense	(227)	42	(92)	(277)
Net (loss) income	$(9)	$113	$(376)	$(272)
Total assets	$3,252,111	$22,437	$(4,507)	$3,270,041
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$654	$5	$—	$659
__________________________________________________________________
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

Executive Overview
ACNB Corporation is the financial holding company for the wholly-owned subsidiaries of ACNB Bank and ACNB Insurance Services. ACNB Bank provides a full range of retail and commercial financial services in Pennsylvania and Maryland primarily through its network of 33 community banking offices and two loan production offices. ACNB Insurance Services offers a broad range of property, casualty, health, life and disability insurance serving personal and commercial clients through office locations in Westminster, Maryland, and Gettysburg, Pennsylvania and is licensed to do business in 46 states.
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
Financial results for the three months ended March 31, 2025 were impacted by two discrete items that were related to the Acquisition of Traditions Bancorp, Inc. which was completed on February 1, 2025: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $6.2 million. Financial results for the three months ended March 31, 2025 include ACNB’s standalone results for the month of January 2025.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Net income (loss)	$13,703	$(272)
Diluted earnings (loss) per share	$1.32	$(0.03)
Cash dividends declared	$0.38	$0.32
Return on average assets (annualized)	1.71%	(0.04)%
Return on average equity (annualized)	12.97%	(0.31)%
Net interest margin[1]	4.46%	4.07%
Non-performing loans to total loans, net of unearned income[2]	0.41%	0.43%
Non-performing assets to total assets[3]	0.29%	0.32%
Net (recoveries) charge-offs to average loans outstanding (annualized)	(0.00)%	0.01%
Allowance for credit losses to total loans, net of unearned income	1.01%	1.06%
__________________________________________________________________
1 Income on interest-earning assets has been computed on a FTE basis using the 21% federal income tax statutory rate.
2 Non-performing loans consists of loans on nonaccrual status and loans greater than 90 days past due and still accruing interest.
3 Non-performing assets consists of non-performing loans and foreclosed assets held for resale.
Summary Financial Results
•Net Interest Income — Net interest income was $32.5 million for the three months ended March 31, 2026 compared to $27.1 million for the same period of 2025, an increase of $5.4 million. The increase in net interest income was driven primarily by the balance sheet restructuring completed during the three months ended December 31, 2025, the Acquisition, and new loans and securities funded during the quarter at higher rates than those that paid off or matured.
◦Net Interest Margin — FTE net interest margin increased to 4.46% for the three months ended March 31, 2026 compared to 4.07% in the same period of 2025, an increase of 39 bps. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.9 million for the three months ended March 31, 2026 compared to $1.5 million for the same period of 2025
◦Loan Growth — Average loans increased $208.6 million for the three months ended March 31, 2026, compared to the same period of 2025, driven primarily by the Acquisition and, to a lesser extent, organic growth
◦Deposit Growth — Average interest-bearing deposits increased $151.8 million for the three months ended March 31, 2026 compared to the same period of 2025, driven primarily by the Acquisition and, to a lesser extent, promotional incentives on commercial checking accounts

◦Yield on Average Earning Assets — For the three months ended March 31, 2026, the yield on average earning assets was 5.78%, an increase of 33 bps compared to the same period of 2025
◦Rate on Average Interest-bearing Liabilities — For the three months ended March 31, 2026, the rate on average interest-bearing liabilities was 1.77%, a decrease of 4 bps compared to the same period of 2025
•Asset Quality — The allowance for credit losses was $23.6 million at March 31, 2026, compared to $23.7 million at December 31, 2025
◦The decrease was driven primarily by a reversal of the provision for credit losses of $76 thousand for the three months ended March 31, 2026 driven primarily by the movement of construction loans for completed projects, which are a higher loss rate segment, to lower loss rate segments within the loan portfolio, primarily commercial real estate, as well as paydowns of loans with a specific reserve, partially offset by loan growth
◦Annualized net recoveries for the three months ended March 31, 2026 were 0.00% of total average loans outstanding, compared to net charge-offs of 0.01% for the same period of 2025
◦Non-performing loans were $9.6 million, or 0.41%, of total loans at March 31, 2026 compared to $10.0 million, or 0.43%, of total loans at March 31, 2025. The decrease was driven primarily by paydowns of loans
•Noninterest income — Noninterest income was $8.3 million for the three months ended March 31, 2026, an increase of $1.1 million for the same period of 2025. The increase for the three months ended March 31, 2026 was driven primarily by the Acquisition. In addition to impact of the Acquisition, the increase for the three months ended March 31, 2026 was also driven primarily by a gain on an asset held for sale, earnings on investment in bank-owned life insurance, other, and wealth management
•Noninterest expenses — Noninterest expense was $23.6 million for the three months ended March 31, 2026, a decrease of $5.7 million for the same period of 2025. The decrease was driven primarily by merger-related expenses due to the Acquisition during the three months ended March 31, 2025
A more thorough discussion of the Corporation’s results of operations and financial condition is included in the following pages.
CRITICAL ACCOUNTING ESTIMATES
The accounting policies that the Corporation’s management deems to be most important to the portrayal of its financial condition and results of operations, because they require management’s most difficult, subjective or complex judgment, often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following accounting estimate is deemed to be critical by management:
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
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of borrowers. As of March 31, 2026, the Company believes that its ACL was adequate.

RESULTS OF OPERATIONS
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Net income for the three months ended March 31, 2026 was $13.7 million, or $1.32 diluted earnings per share, compared to net loss of $272 thousand, or $0.03 diluted loss per share for the same period of 2025, an increase of $14.0 million, or $1.35 diluted earnings per share. The financial results for the three months ended March 31, 2025 were impacted by two discrete items that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses, net of taxes, totaling $6.2 million. Financial results for the three months ended March 31, 2025 include ACNB’s standalone results for the month of January 2025.
Net Interest Income
Net interest income totaled $32.5 million for the three months ended March 31, 2026 compared to $27.1 million for the same period of 2025, an increase of $5.4 million. The FTE net interest margin for the three months ended March 31, 2026 was 4.46%, a 39 bps increase from 4.07% for the same period of 2025. The increase in net interest income and FTE net interest margin was driven primarily by the repositioning of the investment securities portfolio as announced on Form 8-K on December 5, 2025, the Acquisition, and new loans and investment securities funded at higher rates than those that paid off or matured. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.9 million for the three months ended March 31, 2026. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average Consolidated Statement of Condition and net interest income analysis for the periods presented. Interest income and yields are presented on a FTE basis. The discussion following this table is based on these tax equivalent amounts.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,290,463	$36,302	6.43%	$2,080,231	$31,676	6.18%
Tax-exempt	56,344	428	3.08	57,969	370	2.59
Total Loans [2]	2,346,807	36,730	6.35	2,138,200	32,046	6.08
Investment Securities:
Taxable	494,221	4,575	3.75	447,986	3,242	2.93
Tax-exempt	56,036	397	2.87	54,659	365	2.71
Total Investment Securities [3]	550,257	4,972	3.66	502,645	3,607	2.91
Interest-bearing deposits with banks	76,769	703	3.71	73,181	792	4.39
Total Earning Assets	2,973,833	42,405	5.78	2,714,026	36,445	5.45
Cash and due from banks	24,482			20,603
Premises and equipment	30,611			29,903
Other assets	249,769			224,522
Allowance for credit losses	(23,682)			(19,939)
Total Assets	$3,255,013			$2,969,115

LIABILITIES
Interest-bearing demand deposits	$616,311	$460	0.30%	$573,341	$524	0.37%
Money markets	489,957	2,227	1.84	447,297	1,984	1.80
Savings deposits	335,398	26	0.03	331,103	27	0.03
Time deposits	472,621	3,674	3.15	410,749	3,461	3.42
Total Interest-Bearing Deposits	1,914,287	6,387	1.35	1,762,490	5,996	1.38
Short-term borrowings	74,562	563	3.06	38,721	294	3.08
Long-term borrowings	243,880	2,767	4.60	257,558	2,910	4.58
Total Borrowings	318,442	3,330	4.24	296,279	3,204	4.39
Total Interest-Bearing Liabilities	2,232,729	9,717	1.77	2,058,769	9,200	1.81
Noninterest-bearing demand deposits	554,591			512,966
Other liabilities	39,174			36,934
Stockholders’ Equity	428,519			360,446
Total Liabilities and Stockholders’ Equity	$3,255,013			$2,969,115
Taxable Equivalent Net Interest Income		32,688			27,245
Taxable Equivalent Adjustment		(173)			(155)
Net Interest Income		$32,515			$27,090
Cost of Funds			1.41%			1.45%
FTE Net Interest Margin			4.46%			4.07%
__________________________________________________________________
1 Income on interest-earning assets has been computed on a FTE basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended March 31, 2026 compared to the same period of 2025:

	2026 versus 2025
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST EARNING ASSETS
Loans
Taxable	$3,204	$1,422	$4,626
Tax-exempt	(10)	68	58
Total Loans [2]	3,194	1,490	4,684
Investment Securities
Taxable	334	999	1,333
Tax-exempt	9	23	32
Total Investment Securities [3]	343	1,022	1,365
Interest-bearing deposits with banks	39	(128)	(89)
Total	$3,576	$2,384	$5,960
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$39	$(103)	$(64)
Money markets	189	54	243
Savings deposits	—	(1)	(1)
Time deposits	522	(309)	213
Total Interest-Bearing Deposits	750	(359)	391
Short-term borrowings	272	(3)	269
Long-term borrowings	(154)	11	(143)
Total Borrowings	118	8	126
Total	868	(351)	517
Change in Net Interest Income	$2,708	$2,735	$5,443
__________________________________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

Total FTE interest income increased $6.0 million during the three months ended March 31, 2026 compared to the same period of 2025, driven primarily by higher average balances of interest earning assets due to the timing of the Acquisition and, to a lesser extent, organic growth. Also contributing to the increase was an increase in yield of interest earning assets, which was driven primarily by the repositioning of the investment securities portfolio, as well as new loans and investment securities funded at higher rates than those that paid off or matured.
Total interest expense increased $517 thousand during the three months ended March 31, 2026 compared to the same period of 2025, driven primarily by higher average balances of interest-bearing deposits due to the timing of the Acquisition. Partially offsetting this increase in volume were lower rates paid on interest-bearing deposits.
Provision for Credit Losses and Unfunded Commitments
The provisions for credit losses and unfunded commitments were reversals of $76 thousand and $13 thousand, respectively, for the three months ended March 31, 2026 compared to a provision for credit losses of $6.0 million and a reversal of the provision for unfunded commitments of $480 thousand for the same period of 2025. The reversal of the provision for credit losses for the three months ended March 31, 2026 was driven primarily by the paydowns of loans with a specific reserve and the movement of construction loans for completed projects, which are a higher loss rate segment, to lower loss rate segments within the loan portfolio, primarily commercial real estate, partially offset by loan growth. The provision for credit losses for the three months ended March 31, 2025 was driven primarily by the Acquisition. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments quarterly.

Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST INCOME
Insurance commissions	$2,128	$2,147	$(19)	(0.9)%
Gain from mortgage loans held for sale	1,226	855	371	43.4
Service charges on deposits	1,235	1,094	141	12.9
Wealth management	1,160	1,060	100	9.4
ATM debit card charges	906	831	75	9.0
Earnings on investment in bank-owned life insurance	737	580	157	27.1
Gain on assets held for sale	177	—	177	100.0
Gain on life insurance proceeds	174	254	(80)	(31.5)
Other	489	349	140	40.1
Net gains on sales or calls of investment securities	49	—	49	100.0
Net (losses) gain on equity securities	(7)	14	(21)	(150.0)
Total Noninterest Income	$8,274	$7,184	$1,090	15.2%
Total noninterest income was $8.3 million for the three months ended March 31, 2026 compared to $7.2 million for the same period of 2025. The increase was driven primarily by the Acquisition. The more significant variations by category that were not solely a direct result of the Acquisition are explained below:
•The increase in earnings on investment in bank-owned life insurance was driven primarily by the purchase of new policies in the third quarter of 2025 and the Acquisition
•The increase in wealth management was driven primarily by growth of fee-based assets under management/administration
•The increase in gain on assets held for sale was the result of a sale of a building previously used by ACNB Insurance Services
•Gain on life insurance proceeds for the three months ended March 31, 2026 and the same period of 2025 was the result of death benefits paid on life insurance policies
•The increase in other was driven primarily by a gain on a loan participation

Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,027	$12,861	$1,166	9.1%
Equipment	2,600	2,280	320	14.0
Net occupancy	1,533	1,442	91	6.3
Intangible assets amortization	1,056	857	199	23.2
Professional services	678	577	101	17.5
Other tax	577	527	50	9.5
FDIC and regulatory	442	401	41	10.2
Merger-related	—	8,031	(8,031)	(100.0)
Other	2,702	2,359	343	14.5
Total Noninterest Expenses	$23,615	$29,335	$(5,720)	(19.5)%
Noninterest expenses decreased $5.7 million for the three months ended March 31, 2026 compared to the same period of 2025 driven primarily by the Acquisition. The more significant variations by category that were not solely a direct result of the Acquisition are explained below:
•The increase in salaries and employee benefits, the largest component of noninterest expenses, was driven primarily by an increased number of employees attributable to the Acquisition and merit increases
•The increase in equipment was driven primarily by the Acquisition and the implementation of additional products into the core processing system
•The increase in professional services was driven primarily by services for software integration and legal fees
•The increase in other was driven primarily by higher internet banking services and supplies and postage
Income Taxes (Benefit)
The Corporation recognized income tax expense of $3.6 million during the three months ended March 31, 2026 compared to an income tax benefit of $277 thousand during the same period of 2025. The provision for income taxes for the three months ended March 31, 2026 reflects a combined Federal and State ETR of 20.6%. The income tax benefit for the three months ended March 31, 2025 was due to the net loss driven by the Acquisition. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits, the impact of non-tax deductible expenses such as certain merger-related costs and state taxes.
FINANCIAL CONDITION
Investment Securities
ACNB uses investment securities to manage interest rate risk, provide collateral for certain funding products, provide liquidity and generate interest and dividend income. The investment securities provide the appropriate characteristics with respect to credit quality, yield and maturity relative to the management of the overall Consolidated Statements of Condition.
Total investment securities were $535.8 million at March 31, 2026 compared to $531.1 million at December 31, 2025. At March 31, 2026, the securities balance included a net unrealized loss on AFS securities of $27.7 million on amortized cost of $499.3 million compared to a net unrealized loss of $24.2 million on amortized cost of $491.1 million at December 31, 2025. At March 31, 2026, the securities balance included HTM securities with an amortized cost of $63.2 million and a fair value of $56.2 million as compared to an amortized cost of $63.3 million and a fair value of $57.5 million at December 31, 2025.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

Loans
The following table presents the composition of the loan portfolio as follows:

			Increase (Decrease)
(In thousands)	March 31, 2026	December 31, 2025	$	%
Commercial real estate	$1,301,807	$1,273,813	$27,994	2.2%
Residential mortgage	602,305	599,051	3,254	0.5
Commercial and industrial	204,714	205,452	(738)	(0.4)
Home equity lines of credit	126,473	127,341	(868)	(0.7)
Real estate construction	106,128	116,680	(10,552)	(9.0)
Consumer	9,864	10,140	(276)	(2.7)
Gross loans	2,351,291	2,332,477	18,814	0.8
Unearned income	(2,046)	(1,963)	83	4.2
Total loans, net of unearned income	$2,349,245	$2,330,514	$18,731	0.8%
Total loans, net of unearned income, outstanding increased $18.7 million, or 0.8%, from December 31, 2025 to March 31, 2026. The increase was driven primarily by growth in the commercial real estate portfolio partially offset by a decrease in the real estate construction portfolio as a result of completed projects which primarily moved to commercial real estate loans. Total acquisition accounting adjustments on loans were $16.3 million at March 31, 2026. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans pay off or mature. ACNB does not have a significant concentration of credit risk with any single borrower, industry or geographic location other than within its primary Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real estate, grew $28.0 million, or 2.2%, compared to December 31, 2025. The growth in commercial real estate was spread across a variety of industries, including non-owner occupied apartment complex, owner occupied and non-owner occupied farming, non-owner occupied warehouse and owner occupied office complex categories. The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland, 65.1% and 33.1%, respectively, at March 31, 2026, compared to 65.8% and 32.1%, respectively, at December 31, 2025. Less than 3% of the portfolio is for real estate in urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes, apartment complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 65.3% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above, with no loan category representing more than 3% of the total.
The concentration of non-owner occupied commercial real estate, construction, and multi-family was 233.1% of total risk-based capital of the Bank as of March 31, 2026 compared to 239.0% of total risk-based capital of the Bank as of December 31, 2025.
Residential real estate mortgages totaled $602.3 million, an increase of $3.3 million, or 0.5%, compared to December 31, 2025. Included in the residential real estate mortgages are $226.7 million of commercial loans and $58.9 million of consumer loans secured by residential real estate mortgages, which includes $37.3 million of junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Allowance for Credit Losses and Asset Quality
The ACL at March 31, 2026 was $23.6 million, or 1.01% of total loans, net of unearned income as compared to $23.7 million, or 1.02% of loans, at December 31, 2025 and $24.6 million, or 1.06% of loans, at March 31, 2025.
Changes in the ACL were as follows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$23,672	$17,280
Initial allowance established for acquired PCD loans	—	1,464
(Reversal of) provision for credit losses	(76)	5,968
Loans charged-off	(82)	(85)
Recoveries on charged-off loans	101	19
Ending balance	$23,615	$24,646

Net (recoveries) charge-offs to average loans (annualized)	(0.00)%	0.01%
Allowance for credit losses to total loans	1.01%	1.06%

Information on nonaccrual loans, by collateral type rather than loan segment, at March 31, 2026, as compared to December 31, 2025, is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
March 31, 2026
Commercial real estate	10	$3,865	$—	$—	In market	2006-2024
Business assets	5	1,898	150	—	In market	2009-2023
Residential real estate	6	1,863	86	—	In market	2019-2022
Total	21	$7,626	$236	$—

December 31, 2025
Commercial real estate	10	$3,961	$—	$—	In market	2006-2024
Business assets	5	1,971	259	—	In market	2009-2023
Residential real estate	6	1,935	131	—	In market	2019-2022
Total	21	$7,867	$390	$—
Nonaccrual loans decreased $241 thousand from December 31, 2025 to March 31, 2026 driven primarily by paydowns. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of the Acquisition and were originated by Traditions’ banking subsidiary.
Deposits
Deposits were comprised of the following for the periods presented:

			Increase (Decrease)
(In thousands)	March 31, 2026	December 31, 2025	$	%
Noninterest-bearing demand deposits	$576,056	$553,855	$22,201	4.0%
Interest-bearing demand deposits	625,363	623,620	1,743	0.3
Money market	497,031	485,808	11,223	2.3
Savings	338,763	333,973	4,790	1.4
Total demand and savings	2,037,213	1,997,256	39,957	2.0
Time	488,559	452,929	35,630	7.9
Total deposits	$2,525,772	$2,450,185	$75,587	3.1%
ACNB relies on deposits as a primary source of funds for lending activities. The increase in deposits from December 31, 2025 to March 31, 2026 was driven primarily by the increase in time deposits, noninterest-bearing demand and money markets. Time deposits included $89.1 million of brokered time deposits compared to $59.1 million at December 31, 2025, an increase of $30.0 million. The increase in noninterest-bearing demand deposits was driven primarily by growth in commercial balances due to promotional incentives on commercial checking accounts and the increase in money markets was driven primarily by growth in balances of both consumer and commercial accounts. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at March 31, 2026 were municipal deposits totaling $127.1 million, or 5.0%, of total deposits compared to $119.3 million, or 4.9%, of total deposits at December 31, 2025. The loan-to-deposit ratio was 93.01% at March 31, 2026 compared to 95.12% at December 31, 2025.
ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with relevant local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 61% and 39%, respectively, of total Bank deposits as of both March 31, 2026 and December 31, 2025. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was 17.7% at March 31, 2026. As of March 31, 2026, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Federal Reserve discount window at the Bank were 349.5% of uninsured and non-collateralized Bank deposits. At March 31, 2026, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $174.9 million, or 6.9%, of total Bank deposits compared to $177.2 million, or 7.2%, of total Bank deposits at December 31, 2025.

Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase, short-term borrowings from the FHLB and federal funds purchased. As of March 31, 2026, short-term borrowings were $63.8 million, a decrease of $912 thousand compared to $64.7 million at December 31, 2025. Short-term FHLB advances were $45.0 million at both March 31, 2026 and December 31, 2025. Short-term FHLB borrowings are used for general balance sheet management. Compared to December 31, 2025, securities sold under repurchase agreements balances decreased by $1.0 million, or 6.4%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $215.4 million at March 31, 2026 compared to $255.4 million at December 31, 2025. During the three months ended March 31, 2026 the Company paid off $40.0 million of long-term FHLB borrowings. On March 12, 2026, the Company sold and issued $15.0 million in aggregate principal amount 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. On March 31, 2026, the Company redeemed the $15.0 million in aggregate principal amount 4.00% fixed-to-floating rate subordinated notes that were issued on March 30, 2021. Further borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate risk-adjusted rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $425.5 million at March 31, 2026 compared to $420.0 million at December 31, 2025. The increase to stockholders’ equity during the three months ended March 31, 2026 was driven primarily by net income of $13.7 million partially offset by a $1.3 million change in unrealized gains in AFS investment securities, cash dividends paid to ACNB Corporation stockholders of $3.9 million, and common stock repurchases of $3.6 million.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the three months ended March 31, 2026, 7,669 shares were issued under this plan with proceeds in the amount of $356 thousand.
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

The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
March 31, 2026
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.74%	4.00%	N/A
ACNB Bank	11.37%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.92%	4.50%	N/A
ACNB Bank	14.64%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.14%	6.00%	N/A
ACNB Bank	14.64%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.73%	8.00%	N/A
ACNB Bank	15.63%	8.00%	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.40%	4.00%	N/A
ACNB Bank	10.92%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.74%	4.50%	N/A
ACNB Bank	14.32%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.96%	6.00%	N/A
ACNB Bank	14.32%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.54%	8.00%	N/A
ACNB Bank	15.30%	8.00%	10.00%
__________________________________________________________________
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
At March 31, 2026, ACNB’s banking subsidiary had borrowing capacity of approximately $1.28 billion from the FHLB, of which $1.04 billion was available. At March 31, 2026, ACNB’s banking subsidiary could borrow approximately $55.0 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Fed Funds lines with correspondent banks. As of March 31, 2026, Fed Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of March 31, 2026. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling approximately $15.1 million and $16.1 million at March 31, 2026 and December 31, 2025, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
The liquidity of the parent company also represents an important aspect of liquidity management. The parent company’s cash outflows consist principally of dividends to shareholders, common stock repurchases and corporate expenses. The main source of funding for the parent company is the dividends it receives from its subsidiaries. Federal and state banking regulations place certain legal restrictions and other practicable safety and soundness restrictions on dividends paid to the parent company from the subsidiary bank.
ACNB manages liquidity by monitoring projected cash inflows and outflows on a daily basis, and believes it has sufficient funding sources to maintain sufficient liquidity under varying degrees of business conditions for liquidity and capital resource requirements for all material short- and long-term cash requirements from known contractual and other obligations.
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At March 31, 2026, the Corporation had unfunded outstanding commitments to extend credit of $582.7 million and outstanding standby letters of credit of $23.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
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
The simulation analysis results are presented in the table below. At March 31, 2026, results in the falling interest rate scenario project a decrease in net interest income. The Bank is currently modestly asset-sensitive according to the model in a down rate environment as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
Change in Market Interest Rates (bps)	% Change in Net Interest Income
	March 31, 2026	December 31, 2025	Policy Limits
(200)	(1.3)%	(0.9)%	(10.0)%
(100)	(0.7)%	(0.6)%	(5.0)%
100	—%	(0.3)%	(5.0)%
200	(0.5)%	(1.1)%	(10.0)%
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
The results at March 31, 2026 and December 31, 2025 are reflected in the following table. Funding cost and repricing speed will continue to be a factor in the results of the model. The behavior of the business and retail clients also varies across the rate scenarios, which is reflected in the results. To improve comparability across periods, the Bank strives to follow best practices related to the assumption setting and maintains the size and mix of the period end statement of condition; thus, the results do not reflect actions management may take through the normal course of business that would impact results.

Value at Risk Ramps
Change in Market Interest Rates (bps)	% Change in Market Value
	March 31, 2026	December 31, 2025	Policy Limits
(200)	(10.4)%	(11.0)%	(35.0)%
(100)	(3.4)%	(3.3)%	(20.0)%
100	(0.1)%	(0.1)%	(20.0)%
200	(2.6)%	(2.8)%	(35.0)%

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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of March 31, 2026, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
ITEM 1A – RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 5, 2009, shareholders approved and adopted the amendment to the Articles of Incorporation of ACNB Corporation to authorize up to 20,000,000 shares of preferred stock, par value $2.50 per share. As of March 31, 2026, there were no issued or outstanding shares of preferred stock.
On May 1, 2018, shareholders approved and ratified the ACNB Corporation 2018 Omnibus Stock Incentive Plan, effective as of March 20, 2018, in which awards shall not exceed, in the aggregate, 400,000 shares of common stock, plus any shares that were authorized, but not issued, under the ACNB Corporation 2009 Restricted Stock Plan. As of March 31, 2026, there were 233,742 shares issued under this plan. The maximum number of shares that may yet be granted under this plan is 340,313. The Corporation’s Registration Statement under the Securities Act of 1933 on Form S-8 for the ACNB Corporation 2018 Omnibus Stock Incentive Plan was filed with the Securities and Exchange Commission on March 8, 2019. In addition, on March 8, 2019, the Corporation filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 for the ACNB Corporation 2009 Restricted Stock Plan to add the ACNB Corporation 2018 Omnibus Stock Incentive Plan to the registration statement to reflect that the remaining unissued shares under the 2009 Restricted Stock Plan may instead be issued under the 2018 Omnibus Stock Incentive Plan.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. There were 73,972 shares purchased under this plan during the three months ended March 31, 2026. The Corporation repurchased the remaining outstanding share repurchases authorized under this plan in April of 2026, completing this program.
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans.
The following is a summary of the Corporation’s purchases of common stock during the first quarter of 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31, 2026	2,429	$49.78	119,358	194,642
February 1 - February 28, 2026	8,355	$52.17	127,713	186,287
March 1 - March 31, 2026	63,188	$46.84	190,901	123,099
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.
ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 4.2
Form of ACNB Corporation 5.875% Fixed-to-Floating Rate Subordinated Note due March 15, 2036. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2026.)

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

Exhibit 10.34
First Amendment to Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and Jason H. Weber dated as of February 19, 2026. (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2026.)

Exhibit 10.35
First Amendment to Amended and Restated Employment Agreement by and among ACNB Corporation, ACNB Bank and Brett D. Fulk dated as of February 19, 2026. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2026.)

Exhibit 10.36
Form of Subordinated Note Purchase Agreement 5.875% Fixed-to-Floating Rate Subordinated Note due March 15, 2036. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 12, 2026.)

Exhibit 10.37
Form of ACNB Bank Variable Compensation Plan Restricted Stock Agreement for Employees dated as of March 13, 2026. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2026.)

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

ACNB CORPORATION (Registrant)

Date:	May 7, 2026	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)