Form 10-Q
period 2026-06-30
ACNB CORP
filed 2026-08-06
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s Common Stock outstanding on July 30, 2026, was 10,169,930.

ACNB CORPORATION

ACNB CORPORATION
Glossary of Defined Acronyms and Terms

2021 Subordinated Notes	4.00% fixed-to-floating rate subordinated notes due March 31, 2031
2026 Subordinated Notes	5.875% fixed-to-floating rate subordinated notes due March 15, 2036
ACL	Allowance for Credit Losses
ACNB Insurance Services	ACNB Insurance Services, Inc.
ACNB, Corporation or Company	ACNB Corporation
Acquisition	Acquisition of Traditions Bancorp, Inc. effective February 1, 2025
AFS	Available for Sale
ALCO	Asset Liability Committee
AOCI	Accumulated other comprehensive income
ASU	Accounting Standard Update
ATM	Automatic Teller Machine
Bank	ACNB Bank
Basel III	Risk-based requirements and rules issued by federal banking agencies
Board	ACNB Corporation Board of Directors
bp or bps	Basis point(s)
CME	Chicago Mercantile Exchange
COVID/COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
Discount Window	Federal Reserve Discount Window
ESPP	ACNB Corporation Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCBI	Frederick County Bancorp, Inc.
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FTE	Fully Taxable Equivalent
GAAP	U.S. Generally Accepted Accounting Principles
HFS	Held for Sale
HTM	Held to Maturity
Market Area	Southcentral Pennsylvania and Northern Maryland
N/A	Not Applicable
N/M	Not Meaningful (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other comprehensive income
PCD	Purchased credit-deteriorated
Purchase Agreements	Subordinated Note Purchase Agreements
Purchasers	Institutional accredited investors and qualified institutional buyers
RPA	Risk Participation Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Traditions	Traditions Bancorp, Inc.

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$27,995	$20,611
Interest-bearing deposits with banks	53,840	45,037
Total Cash and Cash Equivalents	81,835	65,648
Equity securities with readily determinable fair values	938	949
Investment securities available for sale, at estimated fair value	466,216	466,894
Investment securities held to maturity, at amortized cost (fair value $56,576, $57,537)	62,620	63,288
Loans held for sale	33,528	28,170
Total loans, net of unearned income	2,398,104	2,330,514
Less: Allowance for credit losses	(24,006)	(23,672)
Loans, net	2,374,098	2,306,842
Premises and equipment, net	27,982	30,648
Right of use asset	3,920	4,155
Restricted investment in bank stocks	14,290	14,237
Investment in bank-owned life insurance	106,423	105,840
Investments in low-income housing partnerships	689	751
Goodwill	64,449	64,449
Intangible assets, net	20,351	22,435
Assets held for sale	2,346	275
Other assets	59,178	53,545
Total Assets	$3,318,863	$3,228,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$600,711	$553,855
Interest-bearing	1,934,965	1,896,330
Total Deposits	2,535,676	2,450,185
Short-term borrowings	108,259	64,740
Long-term borrowings	214,884	255,376
Lease liability	4,218	4,451
Allowance for unfunded commitments	1,711	1,831
Other liabilities	30,836	31,569
Total Liabilities	2,895,584	2,808,152

Stockholders’ Equity:
Preferred stock, $2.50 par value, 20,000,000 shares authorized; no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $2.50 par value, 40,000,000 and 20,000,000 shares authorized; 11,079,210 and 11,028,152 shares issued; 10,169,930 and 10,372,251 shares outstanding at June 30, 2026 and December 31, 2025, respectively	27,692	27,564
Treasury stock, at cost, 909,280 and 655,901 shares at June 30, 2026 and December 31, 2025, respectively	(35,114)	(22,367)
Additional paid-in capital	181,107	179,658
Retained earnings	272,965	257,293
Accumulated other comprehensive loss	(23,371)	(22,174)
Total Stockholders’ Equity	423,279	419,974
Total Liabilities and Stockholders’ Equity	$3,318,863	$3,228,126
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$37,883	$36,555	$74,185	$68,231
Tax-exempt	349	317	687	609
Investment Securities:
Taxable	4,343	3,283	8,584	6,185
Tax-exempt	320	283	634	571
Dividends	266	307	600	647
Other	524	831	1,227	1,623
Total Interest and Dividend Income	43,685	41,576	85,917	77,866
INTEREST EXPENSE
Deposits	6,614	7,284	13,001	13,280
Short-term borrowings	552	341	1,115	635
Long-term borrowings	2,517	2,939	5,284	5,849
Total Interest Expense	9,683	10,564	19,400	19,764
Net Interest Income	34,002	31,012	66,517	58,102
Provision for (reversal of) credit losses	554	(228)	478	5,740
Reversal of provision for unfunded commitments	(107)	(354)	(120)	(834)
Net Interest Income after Provision for (Reversal of) Credit Losses and Unfunded Commitments	33,555	31,594	66,159	53,196
NONINTEREST INCOME
Insurance commissions	2,991	2,908	5,119	5,055
Gain from mortgage loans held for sale	1,463	1,575	2,689	2,430
Service charges on deposits	1,243	1,179	2,478	2,273
Wealth management	1,191	1,090	2,351	2,150
ATM debit card charges	933	905	1,839	1,736
Earnings on investment in bank-owned life insurance	756	627	1,493	1,207
Gain on assets held for sale	—	—	177	—
Gain on life insurance proceeds	—	31	174	285
Other	245	342	734	691
Net gains on sales or calls of investment securities	—	22	49	22
Net (losses) gains on equity securities	(4)	3	(11)	17
Total Noninterest Income	8,818	8,682	17,092	15,866
NONINTEREST EXPENSES
Salaries and employee benefits	13,761	13,693	27,788	26,554
Equipment	2,552	2,539	5,152	4,819
Net occupancy	1,209	1,277	2,742	2,719
Intangible assets amortization	1,028	1,141	2,084	1,998
Professional services	736	743	1,414	1,320
Other tax	317	220	894	747
FDIC and regulatory	459	435	901	836
Merger-related	—	1,943	—	9,974
Other	3,063	3,375	5,765	5,734
Total Noninterest Expenses	23,125	25,366	46,740	54,701
Income Before Income Taxes	19,248	14,910	36,511	14,361
Income tax expense	4,034	3,262	7,594	2,985
Net Income	$15,214	$11,648	$28,917	$11,376
PER SHARE DATA
Basic earnings	$1.50	$1.11	$2.82	$1.12
Diluted earnings	$1.49	$1.11	$2.81	$1.12
Weighted average shares basic	10,170,860	10,451,469	10,259,205	10,130,666
Weighted average shares diluted	10,212,225	10,487,519	10,288,802	10,157,331
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
NET INCOME	$15,214	$11,648	$28,917	$11,376

OTHER COMPREHENSIVE INCOME
INVESTMENT SECURITIES
Unrealized (losses) gains arising during the period, net of income tax (benefit) expense of $(42), $1,220, $(803) and $3,020, respectively	(146)	2,318	(2,797)	8,475
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax effect of $0, $(5), $(11) and $(5), respectively	—	(17)	(38)	(17)
Total unrealized (loss) gain on AFS investment securities	(146)	2,301	(2,835)	8,458
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax expense of $20, $49, $46 and $105, respectively	71	166	161	359

DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized gains on interest rate derivatives used in cash flow hedges, net of income tax expense of $51, $0, $117 and $0, respectively	180	—	409	—
Reclassification adjustment for net interest rate derivative gain included in net income, net of income tax effect of $(5), $0, $(12) and $0, respectively	(17)	—	(41)	—
Total unrealized gains on interest rate derivatives used in cash flow hedges	163	—	368	—

DEFINED BENEFIT PENSION PLAN
Unrecognized net gain, net of income tax expense of $0, $0, $347 and $0, respectively	—	—	1,109	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	88	2,467	(1,197)	8,817
TOTAL COMPREHENSIVE INCOME	$15,302	$14,115	$27,720	$20,193
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended June 30, 2026

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2026	10,372,251	$27,564	$(22,367)	$179,658	$257,293	$(22,174)	$419,974
Net income	—	—	—	—	13,703	—	13,703
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,285)	(1,285)
Common stock shares issued	7,669	19	—	337	—	—	356
Repurchased shares	(73,972)	—	(3,560)	—	—	—	(3,560)
Restricted stock grants, net of forfeitures and withheld for taxes	32,242	81	—	(688)	—	—	(607)
Compensation expense for restricted shares	—	—	—	825	—	—	825
Cash dividends declared ($0.38 per share)	—	—	—	—	(3,930)	—	(3,930)
BALANCE – March 31, 2026	10,338,190	$27,664	$(25,927)	$180,132	$267,066	$(23,459)	$425,476
Net income	—	—	—	—	15,214	—	15,214
Other comprehensive income, net of taxes	—	—	—	—	—	88	88
Common stock shares issued	11,147	28	—	602	—	—	630
Repurchased shares	(179,407)	—	(9,187)	—	—	—	(9,187)
Compensation expense for restricted shares	—	—	—	373	—	—	373
Cash dividends declared ($0.92 per share)	—	—	—	—	(9,315)	—	(9,315)
BALANCE – June 30, 2026	10,169,930	$27,692	$(35,114)	$181,107	$272,965	$(23,371)	$423,279
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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,917	$11,376
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from mortgage loans held for sale	(2,689)	(2,430)
Earnings on investment in bank-owned life insurance	(1,493)	(1,207)
Net gains on sales or calls of investment securities	(49)	(22)
Net losses (gains) on equity securities	11	(17)
Gain on sales of assets held for sale	(177)	—
Restricted stock compensation expense	1,198	888
Depreciation and amortization	3,254	3,218
Net accretion of purchase accounting adjustments	(3,636)	(3,727)
Provision for credit losses and reversal of unfunded commitments	358	4,906
Net amortization of investment securities premiums	207	707
Amortization of issuance costs on long-term borrowings	24	—
Decrease (increase) in interest receivable	30	(72)
Decrease in interest payable	(190)	(911)
Mortgage loans originated for sale	(111,540)	(81,439)
Proceeds from sales of loans originated for sale	108,871	80,352
Increase in other assets	(1,698)	(6,777)
Deferred income tax	141	5,577
(Decrease) increase in other liabilities	(665)	3,827
Net Cash Provided by Operating Activities	20,874	14,249
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	693	335
Proceeds from calls/maturities of investment securities available for sale	23,180	25,976
Proceeds from sales of investment securities available for sale	22,193	98,272
Purchase of investment securities available for sale	(48,320)	(76,934)
Net (purchases) redemption of restricted investment in bank stocks	(53)	643
Net increase in loans	(64,627)	(6,843)
Gain on life insurance proceeds	(174)	(285)
Net cash and cash equivalents received from acquisition	—	36,206
Capital expenditures	(850)	(474)
Proceeds from sales of assets held for sale	452	—
Net Cash (Used in) Provided by Investing Activities	(67,506)	76,896
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	46,856	6,426
Net increase (decrease) in interest-bearing deposits	38,595	(15,899)
Net increase in short-term borrowings	43,519	27,215
Proceeds from long-term borrowings	14,462	—
Repayments on long-term borrowings	(55,000)	(40,188)
Dividends paid	(13,245)	(6,923)
Common stock repurchased	(12,747)	(5,964)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	379	35
Net Cash Provided by (Used in) Financing Activities	62,819	(35,298)
Net Increase in Cash and Cash Equivalents	16,187	55,847
CASH AND CASH EQUIVALENTS — BEGINNING	65,648	47,262
CASH AND CASH EQUIVALENTS — ENDING	$81,835	$103,109
Supplemental disclosures of cash flow information
Cash paid for interest	$19,590	$19,262
Cash paid for Federal income taxes	7,000	1,100
Cash paid for State income taxes	330	111
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$279	$729
Recognition of operating lease liabilities	279	729
Premises and equipment, net transferred to assets held for sale	2,346	—
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	569	—

ACNB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
	Six Months Ended June 30,
(In thousands)	2026	2025
Transactions related to Acquisition:
Net assets acquired	$—	$877,557
Liabilities assumed	—	793,908
Common shares issued	—	83,649
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
Basis of Financial Statements
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and six month period ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2025 Annual Report on Form 10-K. Those significant accounting policies are unchanged at June 30, 2026.
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
Note 2 – Earnings Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding (basic)	10,170,860	10,451,469	10,259,205	10,130,666
Dilutive effect of unvested shares	41,365	36,050	29,597	26,665
Weighted average shares outstanding (diluted)	10,212,225	10,487,519	10,288,802	10,157,331
Per share:
Basic	$1.50	$1.11	$2.82	$1.12
Diluted	1.49	1.11	2.81	1.12
There were no antidilutive instruments at June 30, 2026 and 2025.
Share Repurchase Plans
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the three months ended June 30, 2026, the Corporation repurchased 56,308 shares under this plan.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. There were 116,929 shares purchased under this plan through December 31, 2025. During the three and six months ended June 30, 2026 the Corporation repurchased 123,099 and 197,071 shares, respectively, which completed this plan.
Employee Stock Purchase Plan
On May 5, 2026, shareholders approved the ACNB Corporation Employee Stock Purchase Plan effective July 1, 2026. The ESPP provides employees of ACNB the opportunity to acquire an ownership interest in the Corporation through a regular investment program to purchase its common stock. A total of 300,000 shares of the Corporation’s common stock are reserved for issuance under the ESPP.

Note 3 – Investment Securities
Fair value of equity securities with readily determinable fair values at June 30, 2026 and December 31, 2025 are as follows:

(In thousands)	Fair Value at Beginning of Period	(Losses) Gains	Fair Value at End of Period
Six Months Ended June 30, 2026
CRA Mutual Fund	$949	$(11)	$938

Twelve Months Ended December 31, 2025
CRA Mutual Fund	$919	$30	$949
Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Available for Sale
U.S. Government and agencies	$59,375	$—	$6,276	$53,099
Collateralized mortgage obligations	95,325	64	3,370	92,019
Residential mortgage-backed securities	179,499	140	13,780	165,859
Commercial mortgage-backed securities	120,747	278	4,277	116,748
State and municipal	10,599	8	85	10,522
Corporate bonds	28,547	88	666	27,969
Total	$494,092	$578	$28,454	$466,216

Held to Maturity
State and municipal	$61,825	$—	$6,022	$55,803
Residential mortgage-backed securities	795	—	22	773
Total	$62,620	$—	$6,044	$56,576

December 31, 2025
Available for Sale
U.S. Government and agencies	$65,570	$—	$6,218	$59,352
Collateralized mortgage obligations	75,982	243	2,195	74,030
Residential mortgage-backed securities	186,203	426	12,941	173,688
Commercial mortgage-backed securities	124,996	957	3,744	122,209
State and municipal	8,499	—	49	8,450
Corporate bonds	29,871	334	1,040	29,165
Total	$491,121	$1,960	$26,187	$466,894

Held to Maturity
State and municipal	$62,200	$—	$5,726	$56,474
Residential mortgage-backed securities	1,088	—	25	1,063
Total	$63,288	$—	$5,751	$57,537

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available for Sale
U.S. Government and agencies	$—	$—	$53,099	$6,276	$53,099	$6,276
Collateralized mortgage obligations	53,258	983	29,533	2,387	82,791	3,370
Residential mortgage-backed securities	33,324	502	116,044	13,278	149,368	13,780
Commercial mortgage-backed securities	49,365	590	24,393	3,687	73,758	4,277
State and municipal	8,356	85	—	—	8,356	85
Corporate bonds	2,896	43	7,683	623	10,579	666
Total	$147,199	$2,203	$230,752	$26,251	$377,951	$28,454

Held to Maturity
State and municipal	$4,290	$113	$50,163	$5,909	$54,453	$6,022
Residential mortgage-backed securities	—	—	773	22	773	22
Total	$4,290	$113	$50,936	$5,931	$55,226	$6,044

December 31, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$59,352	$6,218	$59,352	$6,218
Collateralized mortgage obligations	17,854	46	32,189	2,149	50,043	2,195
Residential mortgage-backed securities	30,048	115	125,171	12,826	155,219	12,941
Commercial mortgage-backed securities	33,179	51	26,210	3,693	59,389	3,744
State and municipal	8,450	49	—	—	8,450	49
Corporate bonds	—	—	11,060	1,040	11,060	1,040
Total	$89,531	$261	$253,982	$25,926	$343,513	$26,187

Held to Maturity
State and municipal	$—	$—	$56,474	$5,726	$56,474	$5,726
Residential mortgage-backed securities	—	—	1,063	25	1,063	25
Total	$—	$—	$57,537	$5,751	$57,537	$5,751
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
The Company evaluates AFS debt securities for impairment at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of June 30, 2026 and December 31, 2025. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine the ACL. The Corporation’s ACL on its HTM investment securities was de minimis as of June 30, 2026 and December 31, 2025.

The Company monitors the credit quality of HTM debt securities through the use of credit analysis on a quarterly basis. The credit quality indicators were updated as of June 30, 2026. The following table shows the amortized cost of HTM debt securities as of June 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

(In thousands)	A+ Rated or Higher	Not Rated
June 30, 2026
State and political subdivisions	$61,825	$—
Residential mortgage-backed securities	—	795
Total	$61,825	$795

December 31, 2025
State and political subdivisions	$62,200	$—
Residential mortgage-backed securities	—	1,088
Total	$62,200	$1,088
Amortized cost and fair value at June 30, 2026, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately below.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,061	$3,979	$—	$—
Over 1 year through 5 years	59,962	55,596	6,587	6,140
Over 5 years through 10 years	23,899	21,493	37,698	35,208
Over 10 years	10,599	10,522	17,540	14,455
Mortgage-backed securities	395,571	374,626	795	773
Total	$494,092	$466,216	$62,620	$56,576
The proceeds from sales and calls of investment securities and the associated gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Proceeds from sales	$—	$389	$22,193	$98,272
Proceeds from calls	12,959	11,822	23,180	12,322
Gross gains	—	56	187	56
Gross losses	—	34	138	34
During the six months ended June 30, 2025, ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At June 30, 2026 and December 31, 2025, securities with a carrying value of $158.4 million and $159.6 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

Note 4 – Loans and Allowance for Credit Losses
The following table presents the composition of the loan portfolio:

(In thousands)	June 30, 2026	December 31, 2025
Commercial real estate	$1,333,050	$1,273,813
Residential mortgage	602,738	599,051
Commercial and industrial	217,151	205,452
Home equity lines of credit	122,164	127,341
Real estate construction	115,091	116,680
Consumer	10,105	10,140
Gross loans	2,400,299	2,332,477
Unearned income	(2,195)	(1,963)
Total loans, net of unearned income	$2,398,104	$2,330,514
One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
June 30, 2026
Commercial real estate	$506	$216	$63	$785	$1,332,265	$1,333,050	$—
Residential mortgage	20	1,590	4,104	5,714	597,024	602,738	2,613
Commercial and industrial	86	14	—	100	217,051	217,151	—
Home equity lines of credit	604	321	565	1,490	120,674	122,164	565
Real estate construction	—	12	—	12	115,079	115,091	—
Consumer	38	4	7	49	10,056	10,105	7
Gross loans	$1,254	$2,157	$4,739	$8,150	$2,392,149	$2,400,299	$3,185

December 31, 2025
Commercial real estate	$457	$400	$292	$1,149	$1,272,664	$1,273,813	$—
Residential mortgage	4,988	2,098	4,261	11,347	587,704	599,051	2,332
Commercial and industrial	10	332	142	484	204,968	205,452	—
Home equity lines of credit	572	—	514	1,086	126,255	127,341	514
Real estate construction	578	—	—	578	116,102	116,680	—
Consumer	23	30	8	61	10,079	10,140	8
Gross loans	$6,628	$2,860	$5,217	$14,705	$2,317,772	$2,332,477	$2,854

Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	June 30, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$—	$2,749	$2,749	$—	$3,644	$3,644
Residential mortgage	233	1,599	1,832	246	1,684	1,930
Commercial and industrial	178	1,871	2,049	698	1,590	2,288
Home equity lines of credit	—	4	4	—	5	5
Total	$411	$6,223	$6,634	$944	$6,923	$7,867
During the six months ended June 30, 2026, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$6,634	$7,867
Greater than or equal to 90 days past due and accruing[1]	3,185	2,854
Total nonperforming loans	$9,819	$10,721
__________________________________________________________________
1 Nonperforming loans include consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties, all of which are in the process of collection and are not considered nonaccrual.
Collateral-Dependent Loans
A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. If the estimated value of the loan is less than the amortized cost basis, the loan is written down through the ACL as a credit loss. Substantially all of the collateral supporting collateral-dependent loans consists of various types of real estate, including residential properties, commercial properties such as retail centers, office buildings and lodging, agriculture land and vacant land. Changes in the fair value of the collateral for individually evaluated loans are reported as a component of the provision for credit losses in the period of change.
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	June 30, 2026		December 31, 2025
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$2,749	$—	$3,644
Residential mortgage	—	1,832	—	1,930
Commercial and industrial	1,770	279	1,971	317
Home equity lines of credit	—	4	—	5
Total	$1,770	$4,864	$1,971	$5,896
Loan Modifications
The Corporation evaluates all loan restructurings to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or combinations of the above. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

There were no loans modified during the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2025.
The following table presents the amortized cost basis of loans that were experiencing financial difficulty and modified during the six months ended June 30, 2026, by class, type of modification and financial effect. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Term Extension	Percent of Class of Financing Receivable	Financial Effect
Six Months Ended June 30, 2026
Commercial and industrial	$136	0.1%	Extended the term of the loan 12 months.
The following presents the performance of loans modified in the previous twelve months as of June 30, 2026:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Residential mortgage	$340	$—	$—	$92	$92
Commercial and industrial	136	—	—	—	—
Total	$476	$—	$—	$92	$92
The following presents the performance of loans modified in the previous twelve months as of June 30, 2025:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
Commercial real estate	$2,275	$—	$—	$—	$—
Commercial and industrial	1,728	—	—	—	—
Total	$4,003	$—	$—	$—	$—
As of June 30, 2026, the Corporation had no commitments to lend any additional funds on modified loans. During the six months ended June 30, 2026, one residential mortgage loan in the amount of $92 thousand defaulted on the modified terms of the agreement by failure to make the monthly payments after the deferment period ended. During the three and six months ended June 30, 2025, there were no loans modified due to financial difficulty that defaulted subsequent to the modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2026	2025	2024	2023	2022	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$107,781	$81,079	$166,024	$175,309	$189,826	$516,415	$35,491	$1,271,925
Special Mention	7,238	3,114	2,250	2,121	3,007	35,732	1,153	54,615
Substandard	—	151	—	—	2,163	4,196	—	6,510
Total Commercial real estate	$115,019	$84,344	$168,274	$177,430	$194,996	$556,343	$36,644	$1,333,050
Year-to-date gross charge-offs	$—	$—	$—	$32	$88	$—	$—	$120
Residential mortgage
Pass	$16,740	$37,111	$29,584	$30,929	$21,718	$84,018	$1,437	$221,537
Special Mention	341	78	240	3,455	82	2,669	—	6,865
Substandard	—	—	—	228	1,725	262	—	2,215
Total Residential mortgage	$17,081	$37,189	$29,824	$34,612	$23,525	$86,949	$1,437	$230,617
Commercial and industrial
Pass	$26,924	$17,881	$21,597	$14,439	$18,094	$50,252	$47,054	$196,241
Special Mention	464	264	65	394	4,382	1,490	10,871	17,930
Substandard	—	—	—	413	725	498	1,344	2,980
Total Commercial and industrial	$27,388	$18,145	$21,662	$15,246	$23,201	$52,240	$59,269	$217,151
Home equity lines of credit
Pass	$—	$—	$—	$479	$80	$169	$9,432	$10,160
Special Mention	—	—	—	—	—	93	237	330
Substandard	—	—	—	—	—	5	4	9
Total Home equity lines of credit	$—	$—	$—	$479	$80	$267	$9,673	$10,499
Real estate construction
Pass	$10,826	$22,815	$12,417	$10,977	$6,738	$2,638	$10,126	$76,537
Special Mention	—	—	—	—	4,358	—	—	4,358
Total Real estate construction	$10,826	$22,815	$12,417	$10,977	$11,096	$2,638	$10,126	$80,895
Performance Rated:
Residential mortgage
Performing	$18,035	$45,991	$30,474	$49,442	$73,250	$147,726	$4,590	$369,508
Nonperforming	—	—	146	—	820	1,647	—	2,613
Total Residential mortgage	$18,035	$45,991	$30,620	$49,442	$74,070	$149,373	$4,590	$372,121
Home equity lines of credit
Performing	$—	$—	$—	$11	$27	$1,742	$109,320	$111,100
Nonperforming	—	—	—	—	—	—	565	565
Total Home equity lines of credit	$—	$—	$—	$11	$27	$1,742	$109,885	$111,665
Real estate construction
Performing	$17,619	$14,832	$497	$161	$351	$735	$1	$34,196
Total Real estate construction	$17,619	$14,832	$497	$161	$351	$735	$1	$34,196
Consumer
Performing	$1,582	$1,467	$997	$610	$860	$669	$3,913	$10,098
Nonperforming	—	—	—	—	3	4	—	7
Total Consumer	$1,582	$1,467	$997	$610	$863	$673	$3,913	$10,105
Year-to-date gross charge-offs	$—	$—	$8	$5	$—	$7	$134	$154
Total Portfolio loans:
Pass	$162,271	$158,886	$229,622	$232,133	$236,456	$653,492	$103,540	$1,776,400
Special Mention	8,043	3,456	2,555	5,970	11,829	39,984	12,261	84,098
Substandard	—	151	—	641	4,613	4,961	1,348	11,714
Performing	37,236	62,290	31,968	50,224	74,488	150,872	117,824	524,902
Nonperforming	—	—	146	—	823	1,651	565	3,185
Total Portfolio loans	$207,550	$224,783	$264,291	$288,968	$328,209	$850,960	$235,538	$2,400,299
Year-to-date gross charge-offs	$—	$—	$8	$37	$88	$7	$134	$274

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$83,583	$171,026	$182,864	$199,094	$166,194	$392,397	$25,109	$1,220,267
Special Mention	420	1,807	2,386	4,485	9,367	25,923	1,615	46,003
Substandard	153	105	294	2,492	327	4,172	—	7,543
Total Commercial real estate	$84,156	$172,938	$185,544	$206,071	$175,888	$422,492	$26,724	$1,273,813
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$32
Residential mortgage
Pass	$37,231	$29,754	$34,884	$23,227	$37,692	$54,050	$953	$217,791
Special Mention	176	247	140	304	140	2,789	—	3,796
Substandard	—	—	231	1,816	—	271	—	2,318
Total Residential mortgage	$37,407	$30,001	$35,255	$25,347	$37,832	$57,110	$953	$223,905
Year-to-date gross charge-offs	$19	$—	$—	$—	$—	$—	$—	$19
Commercial and industrial
Pass	$20,925	$22,881	$16,950	$20,101	$30,917	$30,588	$46,211	$188,573
Special Mention	383	208	478	4,888	40	483	7,100	13,580
Substandard	—	—	463	774	94	513	1,455	3,299
Total Commercial and industrial	$21,308	$23,089	$17,891	$25,763	$31,051	$31,584	$54,766	$205,452
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$485	$84	$29	$51	$10,974	$11,623
Special Mention	—	—	—	—	93	97	160	350
Substandard	—	—	—	—	—	5	5	10
Total Home equity lines of credit	$—	$—	$485	$84	$122	$153	$11,139	$11,983
Real estate construction
Pass	$26,653	$19,215	$15,519	$7,513	$1,640	$757	$5,867	$77,164
Special Mention	—	—	—	4,678	—	365	—	5,043
Total Real estate construction	$26,653	$19,215	$15,519	$12,191	$1,640	$1,122	$5,867	$82,207
Performance Rated:
Residential mortgage
Performing	$40,566	$33,541	$53,484	$79,888	$39,877	$120,302	$5,157	$372,815
Nonperforming	—	231	—	635	—	1,465	—	2,331
Total Residential mortgage	$40,566	$33,772	$53,484	$80,523	$39,877	$121,767	$5,157	$375,146
Home equity lines of credit
Performing	$—	$—	$13	$29	$—	$1,989	$112,813	$114,844
Nonperforming	—	—	—	—	—	—	514	514
Total Home equity lines of credit	$—	$—	$13	$29	$—	$1,989	$113,327	$115,358
Real estate construction
Performing	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Total Real estate construction	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Consumer
Performing	$1,641	$1,232	$877	$1,125	$260	$587	$4,410	$10,132
Nonperforming	—	—	—	—	—	8	—	8
Total Consumer	$1,641	$1,232	$877	$1,125	$260	$595	$4,410	$10,140
Year-to-date gross charge-offs	$14	$27	$61	$18	$—	$8	$230	$358
Total Portfolio loans
Pass	$168,392	$242,876	$250,702	$250,019	$236,472	$477,843	$89,114	$1,715,418
Special Mention	979	2,262	3,004	14,355	9,640	29,657	8,875	68,772
Substandard	153	105	988	5,082	421	4,961	1,460	13,170
Performing	70,144	39,423	54,927	81,404	40,281	123,704	122,381	532,264
Nonperforming	—	231	—	635	—	1,473	514	2,853
Total Portfolio loans	$239,668	$284,897	$309,621	$351,495	$286,814	$637,638	$222,344	$2,332,477
Year-to-date gross charge-offs	$33	$27	$61	$18	$—	$54	$230	$423

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended June 30, 2026
Beginning balance - April 1, 2026	$13,705	$5,578	$1,648	$552	$1,985	$147	$23,615
Charge-offs	(120)	—	—	—	—	(72)	(192)
Recoveries	—	—	2	—	—	27	29
Provisions (reversal of)	259	(8)	253	10	(4)	44	554
Ending balance - June 30, 2026	$13,844	$5,570	$1,903	$562	$1,981	$146	$24,006
Six Months Ended June 30, 2026
Beginning balance - January 1, 2026	$13,259	$5,386	$1,800	$482	$2,588	$157	$23,672
Charge-offs	(120)	—	—	—	—	(154)	(274)
Recoveries	—	4	71	—	—	55	130
Provisions (reversal of)	705	180	32	80	(607)	88	478
Ending balance - June 30, 2026	$13,844	$5,570	$1,903	$562	$1,981	$146	$24,006

Three Months Ended June 30, 2025
Beginning balance - April 1, 2025	$13,549	$5,128	$2,228	$487	$3,138	$116	$24,646
Charge-offs	—	—	—	—	—	(86)	(86)
Recoveries	—	—	7	—	—	14	21
(Reversal of) provisions	(512)	76	2	(37)	118	125	(228)
Ending balance - June 30, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353
Six Months Ended June 30, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	—	—	(14)	—	—	(157)	(171)
Recoveries	—	—	10	—	—	30	40
Provisions	1,661	2,088	631	143	1,169	48	5,740
Ending balance - June 30, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353
Note 5 – Deposits
Deposits were comprised of the following as of the periods presented:

(In thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$600,711	$553,855
Interest-bearing demand deposits	636,551	623,620
Money market	481,015	485,808
Savings	336,504	333,973
Total demand and savings	2,054,781	1,997,256
Time	480,895	452,929
Total deposits	$2,535,676	$2,450,185
Time deposits include brokered deposits totaling $75.0 million at June 30, 2026 and $59.1 million at December 31, 2025.

Scheduled maturities of time deposits at June 30, 2026 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$360,089	$79,009
1 - 2 years	24,203	6,107
2 - 3 years	4,744	1,602
3 - 4 years	3,178	—
4 - 5 years	1,963	—
Thereafter	—	—
Total time deposits	$394,177	$86,718
Note 6 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$13,888	0.12%	16,129	0.27%
FHLB advances	90,000	3.90	45,000	4.08
Federal funds purchased	4,371	3.63	3,611	3.64
Total	$108,259	3.40%	$64,740	3.11%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $14.0 million at June 30, 2026.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$40,000	4.40%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,398	5.62	5,376	6.15
Subordinated debt [2]	14,486	5.88	15,000	4.00
Total	$214,884	4.56%	$255,376	4.52%
__________________________________________________________________
1 Net of purchase accounting fair value mark.
2 Net of unamortized issuance costs.
The long-term FHLB advances have a weighted average rate of 4.42% and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.30 billion, of which $1.01 billion was available at June 30, 2026.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On June 11, 2026, the most recent interest rate reset date, the interest rate was adjusted to 5.56% through the period ending September 14, 2026. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
On March 12, 2026, the Company entered into subordinated note purchase agreements with the Purchasers pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. The 2026 Subordinated Notes bear interest at a fixed rate, for the period up to, but excluding March 15, 2031. From and including March 15, 2031 until maturity or redemption, the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current Three-Month Term SOFR, plus 245 bps. The Company will pay interest in arrears semi-annually during the fixed interest rate period and quarterly during the floating interest rate period. The 2026 Subordinated Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the 2026 Subordinated Notes before March 15, 2031. The 2026 Subordinated Notes were issued by the Corporation to the Purchasers at a price equal to 100% of their face amount. The issuance costs for the 2026 Subordinated Notes were $537 thousand and are reported net on the Consolidated Statements of Condition. The 2026 Subordinated Notes have a stated maturity of March 15, 2036, are redeemable by the Company at its option, in whole or in part, on or after March 15, 2031, and at any time upon the occurrences of certain events. The 2026 Subordinated Notes are considered Tier 2 capital for the consolidated capital ratios.
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
Note 7 – Derivative Financial Instruments
ACNB is exposed to certain risks arising from both its business operations and economic conditions. ACNB manages market risk, including interest rate risk, primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage interest rate risk that arise from business operations.
All derivatives are recognized as either assets or liabilities in the Consolidated Statements of Condition. Until a derivative is settled, favorable changes in fair values result in unrealized gains that are recognized as assets, while unfavorable changes result in unrealized losses that are recognized as liabilities.
The Company may enter into a risk participation agreement with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as sold credit protection. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Company has provided a loan structured with a derivative, the Company may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as purchased credit protection.

The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition:

	June 30, 2026		Consolidated Statements of Condition Location	December 31, 2025
(In thousands)	Notional Amount	Asset (Liability) Fair Value		Notional Amount	Asset (Liability) Fair Value
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Assets	$61,018	$1,687	Other Assets	$58,114	$1,540
Liabilities	—	—	Other Liabilities	—	—

Forward commitments:
Assets	10,949	3	Other Assets	8,223	4
Liabilities	21,750	(74)	Other Liabilities	23,881	(105)

Interest rate derivatives with customers:
Assets	—	—	Other Assets	5,917	91
Liabilities	54,630	(3,880)	Other Liabilities	49,849	(3,476)

Interest rate derivatives with dealer counterparties:
Assets	54,630	3,880	Other Assets	49,849	3,476
Liabilities	—	—	Other Liabilities	5,917	(91)

Risk participations:
Sold credit protection	7,000	(65)	Other Liabilities	—	—

Derivatives designated as hedging instruments:
Interest rate derivatives used in cash flow hedges:
Assets	45,000	407	Other Assets	20,000	48
Liabilities	45,000	(60)	Other Liabilities	25,000	(144)
The following table presents a summary of the fair value gains and losses on derivative financial instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Income Classification
(In thousands)	2026	2025	2026	2025
Interest rate lock commitments	$30	$283	$147	$543	Gain from mortgage loans HFS
Forward commitments	(218)	(74)	31	(89)	Gain from mortgage loans HFS

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the periods presented:

(In thousands)	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from OCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended June 30, 2026
Interest rate derivatives	$231	$231	$—	Interest Expense	$22	$22	$—
Three Months Ended June 30, 2025
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
Six Months Ended June 30, 2026
Interest rate derivatives	526	526	—	Interest Expense	53	53	—
Six Months Ended June 30, 2025
Interest rate derivatives	—	—	—	Interest Expense	—	—	—
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total amounts of expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$22	$—	$53	$—
The effects of fair value or cash flow hedging:
Amount of gain reclassified from AOCI into income	22	—	53	—
Amount of gain reclassified from AOCI into income - included component	22	—	53	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—
During the next 12 months, the Company estimates that an additional $248 thousand will be reclassified as a reduction to interest expense.
Note 8 – Fair Value Measurements
Fair value is the exchange price that would be received to sell the asset or paid to transfer the liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets and liabilities carried at fair value and the basis of measurement used at the periods presented:

	June 30, 2026
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$938	$—	$—	$938
AFS Investment Securities:
U.S. Government and agencies		—	53,099	—	53,099
Collateralized mortgage obligations		—	92,019	—	92,019
Residential mortgage-backed securities		—	165,859	—	165,859
Commercial mortgage-backed securities		—	116,748	—	116,748
State and municipal		—	10,522	—	10,522
Corporate bonds		—	27,969	—	27,969
Total AFS Investment Securities	Recurring	$—	$466,216	$—	$466,216
Loans held for sale	Recurring	—	33,528	—	33,528
Derivative financial instruments - assets	Recurring	—	5,977	—	5,977
Individually evaluated loans	Non-recurring	—	—	243	243
Foreclosed assets held for resale	Non-recurring	—	—	569	569
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$4,079	$—	$4,079

	December 31, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$949	$—	$—	$949
AFS Investment Securities:
U.S. Government and agencies		—	59,352	—	59,352
Collateralized mortgage obligations		—	74,030	—	74,030
Residential mortgage-backed securities		—	173,688	—	173,688
Commercial mortgage-backed securities		—	122,209	—	122,209
State and municipal		—	8,450	—	8,450
Corporate bonds		—	29,165	—	29,165
Total AFS Investment Securities	Recurring	$—	$466,894	$—	$466,894
Loans held for sale	Recurring	—	28,170	—	28,170
Derivative financial instruments - assets	Recurring	—	5,159	—	5,159
Individually evaluated loans	Non-recurring	—	—	550	550
Foreclosed assets held for resale	Non-recurring	—	—	19	19
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,816	$—	$3,816

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
Loans held for sale — This category includes mortgage loans HFS that are measured at fair value utilizing Level 2 measurements. Fair values are measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative financial instruments — Derivative financial instruments include interest rate lock commitments, forward commitments and interest rate derivatives. The fair value of interest rate lock commitments is derived from the value of the underlying loans, adjusted for changes in market interest rates relative to the committed rate. The fair value of forward commitments is based on quoted prices for mortgage-backed securities with similar characteristics. The fair value of interest rate derivatives and risk participations is based upon broker quotes. The fair value of both the assets and the related liabilities are determined in the same manner and are all classified as Level 2 assets.
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
June 30, 2026
Individually evaluated loans	$243	Appraisal of collateral	Appraisal adjustments	26% – 100%	84%
Foreclosed assets held for resale	569	Appraisal of collateral	Appraisal adjustments	27%	27%

December 31, 2025
Individually evaluated loans	$550	Appraisal of collateral	Appraisal adjustments	16% – 100%	43%
Foreclosed assets held for resale	19	Appraisal of collateral	Appraisal adjustments	3%	3%
__________________________________________________________________
1Fair value is generally determined through management’s estimate or independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received and/or age of the appraisal.
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
FHLB and Atlantic Community Banker’s Bank stock represent restricted investments and are carried at cost less any impairment on the Consolidated Statement of Condition, which is a reasonable estimate of fair value. There was no impairment identified as of June 30, 2026 or December 31, 2025.

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	June 30, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,995	$27,995	$27,995	$—	$—
Interest-bearing deposits with banks	53,840	53,840	53,840	—	—
Equity securities with readily determinable fair values	938	938	938	—	—
Investment securities AFS	466,216	466,216	—	466,216	—
Investment securities HTM	62,620	56,576	—	56,576	—
Loans held for sale	33,528	33,528	—	33,528	—
Loans, net	2,374,098	2,375,817	—	—	2,375,817
Accrued interest receivable	10,920	10,920	—	10,920	—
Derivative assets	5,977	5,977	—	5,977	—
Financial liabilities:
Demand deposits, savings and money markets	$2,054,781	$2,054,781	$—	$2,054,781	$—
Time deposits	480,895	474,689	—	474,689	—
Securities sold under repurchase agreements	13,888	13,888	—	13,888	—
Federal funds purchased	4,371	4,371	—	4,371	—
FHLB Advances	285,000	285,700	—	285,700	—
Trust preferred and subordinated debt	19,884	20,301	—	20,301	—
Accrued interest payable	1,996	1,996	—	1,996	—
Derivative liabilities	4,079	4,079	—	4,079	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,611	$20,611	$20,611	$—	$—
Interest-bearing deposits with banks	45,037	45,037	45,037	—	—
Equity securities with readily determinable fair values	949	949	949	—	—
Investment securities AFS	466,894	466,894	—	466,894	—
Investment securities HTM	63,288	57,537	—	57,537	—
Loans held for sale	28,170	28,170	—	28,170	—
Loans, net	2,306,842	2,294,388	—	—	2,294,388
Accrued interest receivable	10,950	10,950	—	10,950	—
Derivative assets	5,159	5,159	—	5,159	—
Financial liabilities:
Demand deposits, savings and money markets	$1,997,256	$1,997,256	$—	$1,997,256	$—
Time deposits	452,929	448,051	—	448,051	—
Securities sold under repurchase agreements	16,129	16,129	—	16,129	—
Federal funds purchased	3,611	3,611	—	3,611	—
FHLB Advances	280,000	282,910	—	282,910	—
Trust preferred and subordinated debt	20,376	19,626	—	19,626	—
Accrued interest payable	2,186	2,186	—	2,186	—
Derivative liabilities	3,816	3,816	—	3,816	—

Note 9 – Defined Benefit Pension Plan
The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$90	$91	$180	$182
Interest cost	396	399	792	798
Expected return on plan assets	(742)	(684)	(1,484)	(1,369)
Net Periodic Benefit Income	$(256)	$(194)	$(512)	$(389)
The Corporation has determined that it will not be contributing to the defined benefit plan in 2026 based on current levels and expected returns on plan assets. Effective April 1, 2012, no inactive or former participant in the plan is eligible to again participate in the plan and no employee hired after March 31, 2012 is eligible to participate in the plan.
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at June 30, 2026 and at December 31, 2025.
The Corporation has not been required to perform on any financial guarantees and has not incurred any losses on its commitments during the past three years.

A summary of the Corporation’s commitments were as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$570,086	$566,837
Standby letters of credit	25,402	24,387
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
Note 11 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Net Change Related to Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2026
Balance at April 1, 2026	$(22,143)	$96	$(1,412)	$(23,459)
Other comprehensive (loss) income	(75)	163	—	88
Balance at June 30, 2026	$(22,218)	$259	$(1,412)	$(23,371)

Six Months Ended June 30, 2026
Balance at January 1, 2026	$(19,544)	$(109)	$(2,521)	$(22,174)
Other comprehensive (loss) income	(2,674)	368	1,109	(1,197)
Balance at June 30, 2026	$(22,218)	$259	$(1,412)	$(23,371)

Three Months Ended June 30, 2025
Balance at April 1, 2025	$(31,810)	$—	$(3,508)	$(35,318)
Other comprehensive income	2,467	—	—	2,467
Balance at June 30, 2025	$(29,343)	$—	$(3,508)	$(32,851)

Six Months Ended June 30, 2025
Balance at January 1, 2025	$(38,160)	$—	$(3,508)	$(41,668)
Other comprehensive income	8,817	—	—	8,817
Balance at June 30, 2025	$(29,343)	$—	$(3,508)	$(32,851)

Note 12 – Segment Reporting
The Corporation has two reporting segments, the Bank and ACNB Insurance Services.
Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended June 30, 2026
Interest and dividend income	$43,699	$—	$(14)	$43,685
Noninterest income	5,970	2,991	(143)	8,818
Total consolidated revenues				52,503
Interest expense	9,347	—	336	9,683
Provision for credit losses and unfunded commitments	447	—	—	447
Depreciation and amortization expense	1,401	188	—	1,589
Salaries and employee benefits	11,958	1,693	110	13,761
Other noninterest expense[2]	7,275	383	117	7,775
Income (loss) before income taxes	19,241	727	(720)	19,248
Income tax expense (benefit)	3,981	205	(152)	4,034
Net income (loss)	$15,260	$522	$(568)	$15,214
Total assets	$3,303,705	$19,556	$(4,398)	$3,318,863
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$516	$—	$—	$516

Three Months Ended June 30, 2025
Interest and dividend income	$41,576	$1	$(1)	$41,576
Noninterest income	5,775	2,908	(1)	8,682
Total consolidated revenues				50,258
Interest expense	10,316	—	248	10,564
Reversal of provision for credit losses and unfunded commitments	(582)	—	—	(582)
Depreciation and amortization expense	1,583	190	—	1,773
Salaries and employee benefits	12,020	1,572	101	13,693
Other noninterest expense[2]	9,385	419	96	9,900
Income (loss) before income taxes	14,629	728	(447)	14,910
Income tax (benefit) expense	3,167	189	(94)	3,262
Net income (loss)	$11,462	$539	$(353)	$11,648
Total assets	$3,242,501	$22,693	$(5,666)	$3,259,528
Goodwill	$56,064	$8,385	$—	$64,449
Net capital expenditures	$(199)	$14	$—	$(185)
__________________________________________________________________
1Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses.
Other noninterest expense for Insurance includes equipment, net occupancy and professional services expenses.

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Six Months Ended June 30, 2026
Interest and dividend income	$85,917	$1	$(1)	$85,917
Noninterest income	11,940	5,296	(144)	17,092
Total consolidated revenues				103,009
Interest expense	18,784	—	616	19,400
Provision for credit losses and unfunded commitments	358	—	—	358
Depreciation and amortization expense	2,878	376	—	3,254
Salaries and employee benefits	24,176	3,392	220	27,788
Other noninterest expense[2]	14,633	781	284	15,698
Income (loss) before income taxes	37,028	748	(1,265)	36,511
Income tax expense (benefit)	7,652	208	(266)	7,594
Net income (loss)	$29,376	$540	$(999)	$28,917
Total assets	$3,303,705	$19,556	$(4,398)	$3,318,863
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$850	$—	$—	$850

Six Months Ended June 30, 2025
Interest and dividend income	$77,866	$2	$(2)	$77,866
Noninterest income	10,800	5,055	11	15,866
Total consolidated revenues				93,732
Interest expense	19,267	—	497	19,764
Provision for credit losses and unfunded commitments	4,906	—	—	4,906
Depreciation and amortization expense	2,833	385	—	3,218
Salaries and employee benefits	23,318	3,034	202	26,554
Other noninterest expense[2]	23,949	755	225	24,929
Income (loss) before income taxes	14,393	883	(915)	14,361
Income tax expense (benefit)	2,940	231	(186)	2,985
Net income (loss)	$11,453	$652	$(729)	$11,376
Total assets	$3,242,501	$22,693	$(5,666)	$3,259,528
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$455	$19	$—	$474
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

ACNB CORPORATION
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the financial condition, results of operations, comprehensive income, capital resources and liquidity presented in its accompanying Consolidated Financial Statements for ACNB Corporation, a financial holding company. Please read this discussion in conjunction with the Consolidated Financial Statements and disclosures included herein. Current performance does not guarantee, assure or indicate similar performance in the future.
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
The primary source of the Corporation’s revenues is net interest income derived from interest earned on loans and investments, less deposit and borrowing funding costs. Revenues are influenced by general economic factors, including market interest rates, the economies of the markets served, stock market conditions, as well as competitive forces within the markets. The Corporation also generates revenue through commissions and fees earned on various services and financial products offered to its customers and through gains on sales of assets such as loans, investments and properties. The Corporation incurs expenses to generate the revenue through provision for credit losses, noninterest expense and income taxes. The Corporation’s overall strategy is to increase loan growth in its local markets while maintaining a reasonable funding base by offering competitive deposit products and services.
Financial results for the six months ended June 30, 2025 were impacted by two discrete items that were related to the Acquisition of Traditions Bancorp, Inc. which was completed on February 1, 2025: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses totaling $7.8 million, net of taxes. Financial results for the six months ended June 30, 2025 include ACNB’s standalone results for the month of January 2025.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$15,214	$11,648	$28,917	$11,376
Diluted earnings per share	$1.49	$1.11	$2.81	$1.12
Cash dividends declared	$0.92	$0.34	$1.30	$0.66
Return on average assets (annualized)	1.85%	1.43%	1.78%	0.74%
Return on average equity (annualized)	14.54%	11.96%	13.75%	6.11%
Net interest margin[1]	4.56%	4.21%	4.51%	4.14%
Non-performing loans to total loans, net of unearned income[2]	0.41%	0.43%	0.41%	0.43%
Non-performing assets to total assets[3]	0.31%	0.31%	0.31%	0.31%
Net charge-offs to average loans outstanding (annualized)	0.03%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans, net of unearned income	1.00%	1.04%	1.00%	1.04%
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
Summary Financial Results
•Net Interest Income — Net interest income was $34.0 million for the three months ended June 30, 2026 compared to $31.0 million for the same period of 2025, an increase of $3.0 million. For the six months ended June 30, 2026, net interest income was $66.5 million compared to $58.1 million for the same period of 2025. The increase in net interest income was driven primarily by loan growth, new loans and investment securities funded during the quarter at higher rates than those that paid off or matured, and the continued benefit of lower funding costs. In addition, the yield on investment securities during the six months ended June 30, 2026 compared to the same period in the prior year was impacted by a repositioning of the investment securities portfolio completed during the three months ended December 31, 2025.
◦Net Interest Margin — FTE net interest margin increased to 4.56% for the three months ended June 30, 2026 compared to 4.21% in the same period of 2025, an increase of 35 bps. FTE net interest margin increased to 4.51% for the six months ended June 30, 2026 compared to 4.14% in the same period of 2025, an increase of 37 bps. The accretion impact of acquisition accounting adjustments on loans and deposits from the

Acquisition was $1.8 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.
◦Loan Growth — Average loans increased $46.0 million for the three months ended June 30, 2026, compared to the same period of 2025, driven primarily by organic growth in the commercial real estate portfolio and increased $126.9 million for the six months ended June 30, 2026, compared to the same period of 2025 driven primarily by organic growth in the commercial real estate portfolio and the Acquisition.
◦Deposit Growth — Average noninterest-bearing deposits increased $20.1 million and $30.8 million for the three and six months ended June 30, 2026, respectively, compared to same periods of 2025 driven primarily by promotional incentives on commercial checking accounts and the Acquisition. Average interest-bearing deposits decreased $14.0 million, for three months ended June 30, 2026 primarily as a result of attrition of higher cost money market deposits from the Acquisition. Average interest-bearing deposits increased $68.5 million for the six months ended June 30, 2026 compared to the same period of 2025 driven primarily by the timing of the Acquisition.
◦Yield on Average Earning Assets — For the three and six months ended June 30, 2026, the yields on average earning assets were 5.86% and 5.82%, respectively, an increase of 22 and 27 bps compared to the same periods of 2025.
◦Rate on Average Interest-bearing Liabilities — For the three and six months ended June 30, 2026, the rates on average interest-bearing liabilities were 1.73% and 1.75%, respectively, a decrease of 14 and 9 bps, respectively, compared to the same periods of 2025.
•Asset Quality — The allowance for credit losses was $24.0 million at June 30, 2026, compared to $23.7 million at December 31, 2025. The increase was driven primarily by loan growth.
◦Annualized net charge-offs to total average loans outstanding for the three and six months ended June 30, 2026 were 0.03% and 0.01%, respectively, compared to 0.01% for both of the same periods of 2025.
◦Non-performing loans were $9.8 million, or 0.41%, of total loans at June 30, 2026 compared to $10.1 million, or 0.43%, of total loans at June 30, 2025. The decrease was driven primarily by charge-offs, the movement of several loans to foreclosed assets held for resale and paydowns.
•Noninterest income — Noninterest income was $8.8 million and $17.1 million for the three and six months ended June 30, 2026, respectively, an increase of $136 thousand and $1.2 million, respectively, for the same periods of 2025. The increase for the three months ended June 30, 2026 was driven primarily by higher wealth management income and higher earnings on investment in bank-owned life insurance, partially offset by lower other income due to lower credit card processing and letter of credit fees. In addition to the impact of the Acquisition, the increase for the six months ended June 30, 2026 compared to the same period of 2025 was driven primarily by higher wealth management income, gain on assets HFS and earnings on investment in bank-owned life insurance.
•Noninterest expenses — Noninterest expense was $23.1 million and $46.7 million for the three and six months ended June 30, 2026, a decrease of $2.2 million and $8.0 million for the same periods of 2025, respectively. The decrease was driven primarily by merger-related expenses due to the Acquisition during the three and six months ended June 30, 2025.
A more thorough discussion of the Corporation’s results of operations and financial condition is included in the following pages.
CRITICAL ACCOUNTING ESTIMATES
The accounting policies that the Corporation’s management deems to be most important to the portrayal of its financial condition and results of operations because they require management’s most difficult, subjective or complex judgment often result in the need to make estimates about the effect of such matters which are inherently uncertain. The following accounting estimate is deemed to be critical by management:
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
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of borrowers. As of June 30, 2026, the Company believes that its ACL was adequate.
RESULTS OF OPERATIONS
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Net income for the three months ended June 30, 2026 was $15.2 million, or $1.49 diluted earnings per share, compared to net income of $11.6 million, or $1.11 diluted earnings per share for the same period of 2025, an increase of $3.6 million, or $0.38 diluted earnings per share. The financial results for the three months ended June 30, 2025 were impacted by merger-related expenses, net of taxes, totaling $1.5 million.
Net Interest Income
Net interest income totaled $34.0 million for the three months ended June 30, 2026 compared to $31.0 million for the same period of 2025, an increase of $3.0 million. The FTE net interest margin for the three months ended June 30, 2026 was 4.56%, a 35 bps increase from 4.21% for the same period of 2025. The increase in net interest income and FTE net interest margin was driven primarily by loan growth, new loans and investment securities funded at higher rates than those that paid off or matured and the continued benefit of lower funding costs. In addition, the repositioning of the investment securities portfolio completed during the three months ended December 31, 2025 contributed to higher yields. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.8 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average Consolidated Statement of Condition and net interest income analysis for the periods presented. Interest income and yields are presented on a FTE basis. The discussion following this table is based on these tax equivalent amounts.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,345,905	$37,883	6.48%	$2,296,429	$36,555	6.38%
Tax-exempt	55,382	442	3.20	58,903	401	2.73
Total Loans [2]	2,401,287	38,325	6.40	2,355,332	36,956	6.29
Investment Securities:
Taxable	490,321	4,609	3.77	482,933	3,590	2.98
Tax-exempt	55,946	405	2.90	54,261	358	2.65
Total Investment Securities [3]	546,267	5,014	3.68	537,194	3,948	2.95
Interest-bearing deposits with banks	56,171	524	3.74	77,348	831	4.31
Total Earning Assets	3,003,725	43,863	5.86	2,969,874	41,735	5.64
Cash and due from banks	25,827			25,610
Premises and equipment	28,757			32,019
Other assets	254,925			255,624
Allowance for credit losses	(23,560)			(24,615)
Total Assets	$3,289,674			$3,258,512

LIABILITIES
Interest-bearing demand deposits	$650,258	$595	0.37%	$612,812	$514	0.34%
Money markets	489,449	2,266	1.86	536,755	2,706	2.02
Savings deposits	335,451	26	0.03	342,327	27	0.03
Time deposits	476,319	3,727	3.14	473,589	4,037	3.42
Total Interest-Bearing Deposits	1,951,477	6,614	1.36	1,965,483	7,284	1.49
Short-term borrowings	73,266	552	3.02	44,515	341	3.07
Long-term borrowings	215,038	2,517	4.69	255,347	2,939	4.62
Total Borrowings	288,304	3,069	4.27	299,862	3,280	4.39
Total Interest-Bearing Liabilities	2,239,781	9,683	1.73	2,265,345	10,564	1.87
Noninterest-bearing demand deposits	583,453			563,321
Other liabilities	46,848			39,271
Stockholders’ Equity	419,592			390,575
Total Liabilities and Stockholders’ Equity	$3,289,674			$3,258,512
Taxable Equivalent Net Interest Income		34,180			31,171
Taxable Equivalent Adjustment		(178)			(159)
Net Interest Income		$34,002			$31,012
Cost of Funds			1.38%			1.50%
FTE Net Interest Margin			4.56%			4.21%
__________________________________________________________________
1 Income on interest-earning assets has been computed on a FTE basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended June 30, 2026 compared to the same period of 2025:

	2026 versus 2025
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST-EARNING ASSETS
Loans
Taxable	$787	$541	$1,328
Tax-exempt	(24)	65	41
Total Loans [2]	763	606	1,369
Investment Securities
Taxable	55	964	1,019
Tax-exempt	11	36	47
Total Investment Securities [3]	66	1,000	1,066
Interest-bearing deposits with banks	(228)	(79)	(307)
Total	$601	$1,527	$2,128
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$32	$49	$81
Money markets	(238)	(202)	(440)
Savings deposits	(1)	—	(1)
Time deposits	23	(333)	(310)
Total Interest-Bearing Deposits	(184)	(486)	(670)
Short-term borrowings	220	(9)	211
Long-term borrowings	(464)	42	(422)
Total Borrowings	(244)	33	(211)
Total	(428)	(453)	(881)
Change in Net Interest Income	$1,029	$1,980	$3,009
__________________________________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

Total FTE interest income increased $2.1 million during the three months ended June 30, 2026 compared to the same period of 2025, driven primarily by an increase in yield of interest earning assets, which was driven primarily by the repositioning of the investment securities portfolio, as well as new loans and investment securities funded at higher rates than those that paid off or matured. Also contributing to the increase was growth of $46.0 million in average loan balances primarily in the commercial real estate portfolio.
Total interest expense decreased $881 thousand during the three months ended June 30, 2026 compared to the same period of 2025, driven primarily by lower average balances and costs of interest-bearing deposits, primarily a result of attrition of higher cost money market and time deposits from the Acquisition, as well as lower average borrowings.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses was $554 thousand for the three months ended June 30, 2026 compared to a reversal of $228 thousand for the same period of 2025, and was driven primarily by loan growth. The reversal of the provision for unfunded commitments was $107 thousand for the three months ended June 30, 2026 compared to a reversal of $354 thousand for the same period of 2025. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments on a quarterly basis.

Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST INCOME
Insurance commissions	$2,991	$2,908	$83	2.9%
Gain from mortgage loans held for sale	1,463	1,575	(112)	(7.1)
Service charges on deposits	1,243	1,179	64	5.4
Wealth management	1,191	1,090	101	9.3
ATM debit card charges	933	905	28	3.1
Earnings on investment in bank-owned life insurance	756	627	129	20.6
Gain on life insurance proceeds	—	31	(31)	(100.0)
Other	245	342	(97)	(28.4)
Net gains on sales or calls of investment securities	—	22	(22)	100.0
Net (losses) gain on equity securities	(4)	3	(7)	N/M
Total Noninterest Income	$8,818	$8,682	$136	1.6%
The more significant variations by category:
•The increase in wealth management was driven primarily by assets under management growth due to new business generation and positive market impacts
•The increase in earnings on investment in bank-owned life insurance was driven primarily by the purchase of new policies in the fourth quarter of 2025
•The decrease in other was primarily attributable to lower credit card processing and letter of credit fees
Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$13,761	$13,693	$68	0.5%
Equipment	2,552	2,539	13	0.5
Net occupancy	1,209	1,277	(68)	(5.3)
Intangible assets amortization	1,028	1,141	(113)	(9.9)
Professional services	736	743	(7)	(0.9)
Other tax	317	220	97	44.1
FDIC and regulatory	459	435	24	5.5
Merger-related	—	1,943	(1,943)	(100.0)
Other	3,063	3,375	(312)	(9.2)
Total Noninterest Expenses	$23,125	$25,366	$(2,241)	(8.8)%
The more significant fluctuations by category:
•The decrease in intangible assets amortization was the result of normal attrition
•The increase in other tax was driven primarily by asset growth due to the Acquisition
•The decrease in merger-related was driven by the lack of Acquisition-related expenses in the current period
•The decrease in other was driven primarily by the write-off of stale conversion related items in the prior year

Income Taxes
The Corporation recognized income tax expense of $4.0 million during the three months ended June 30, 2026 compared to $3.3 million during the same period of 2025. The provision for income taxes reflects a combined Federal and State ETR of 21.0% and 21.9% for the three months ended June 30, 2026 and 2025, respectively. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits and the impact of non-tax deductible expenses such as certain merger-related costs and state taxes.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Net income for the six months ended June 30, 2026 was $28.9 million, or $2.81 diluted earnings per share, compared to net income of $11.4 million, or $1.12 diluted earnings per share for the same period of 2025, an increase of $17.5 million and $1.69 diluted earnings per share. The increase in net income for the six months ended June 30, 2026 was driven primarily by higher net interest income and the impact of two discrete items for the six months ended June 30, 2025 that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses totaling $7.8 million, net of taxes. Financial results for the six months ended June 30, 2025 include ACNB’s standalone results for the month of January 2025.
Net Interest Income
Net interest income totaled $66.5 million for the six months ended June 30, 2026 compared to $58.1 million for the same period of 2025, an increase of $8.4 million. The FTE net interest margin for the six months ended June 30, 2026 was 4.51%, a 37 bps increase from 4.14% for the same period of 2025. The increases were driven primarily by loan growth, new loans and investment securities funded at higher rates than those that paid off or matured, and the continued benefit of lower funding costs. In addition, the yield on investment securities was impacted by a repositioning of the investment securities portfolio completed during the three months ended December 31, 2025. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $3.6 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,318,337	$74,185	6.45%	$2,188,852	$68,231	6.29%
Tax-exempt	55,860	870	3.14	58,438	771	2.66
Total Loans [2]	2,374,197	75,055	6.37	2,247,290	69,002	6.19
Investment Securities:
Taxable	492,260	9,184	3.76	465,556	6,832	2.96
Tax-exempt	55,991	803	2.89	54,459	723	2.68
Total Investment Securities [3]	548,251	9,987	3.67	520,015	7,555	2.93
Interest-bearing deposits with banks	66,413	1,227	3.73	75,276	1,623	4.35
Total Earning Assets	2,988,861	86,269	5.82	2,842,581	78,180	5.55
Cash and due from banks	25,158			23,120
Premises and equipment	29,679			30,967
Other assets	252,362			240,235
Allowance for credit losses	(23,621)			(22,290)
Total Assets	$3,272,439			$3,114,613

LIABILITIES
Interest-bearing demand deposits	$633,426	$1,055	0.34%	$593,185	$1,038	0.35%
Money markets	489,702	4,493	1.85	492,273	4,690	1.92
Savings deposits	335,425	52	0.03	336,746	54	0.03
Time deposits	474,480	7,401	3.15	442,343	7,498	3.42
Total Interest-Bearing Deposits	1,933,033	13,001	1.36	1,864,547	13,280	1.44
Short-term borrowings	73,910	1,115	3.04	41,634	635	3.08
Long-term borrowings	229,379	5,284	4.65	256,447	5,849	4.60
Total Borrowings	303,289	6,399	4.25	298,081	6,484	4.39
Total Interest-Bearing Liabilities	2,236,322	19,400	1.75	2,162,628	19,764	1.84
Noninterest-bearing demand deposits	569,102			538,282
Other liabilities	42,984			38,109
Stockholders’ Equity	424,031			375,594
Total Liabilities and Stockholders’ Equity	$3,272,439			$3,114,613
Taxable Equivalent Net Interest Income		66,869			58,416
Taxable Equivalent Adjustment		(352)			(314)
Net Interest Income		$66,517			$58,102
Cost of Funds			1.39%			1.48%
FTE Net Interest Margin			4.51%			4.14%
__________________________________________________________________
1 Income on interest-earning assets has been computed on a FTE basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the six months ended June 30, 2026 compared to the same period of 2025:

	2026 versus 2025
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST-EARNING ASSETS
Loans
Taxable	$4,039	$1,915	$5,954
Tax-exempt	(34)	133	99
Total Loans [2]	4,005	2,048	6,053
Investment Securities
Taxable	392	1,960	2,352
Tax-exempt	20	60	80
Total Investment Securities [3]	412	2,020	2,432
Interest-bearing deposits with banks	(191)	(205)	(396)
Total	$4,226	$3,863	$8,089
INTEREST BEARING LIABILITIES
Interest-bearing demand deposits	$70	$(53)	$17
Money markets	(24)	(173)	(197)
Savings deposits	—	(2)	(2)
Time deposits	545	(642)	(97)
Total Interest-Bearing Deposits	591	(870)	(279)
Short-term borrowings	493	(13)	480
Long-term borrowings	(617)	52	(565)
Total Borrowings	(124)	39	(85)
Total	467	(831)	(364)
Change in Net Interest Income	$3,759	$4,694	$8,453
__________________________________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.
Total FTE interest income increased $8.1 million during the six months ended June 30, 2026 compared to the same period of 2025 driven primarily by loan growth and new loans and investment securities funded at higher rates than those that paid off or matured. The loan growth was concentrated primarily in the commercial real estate portfolio. The repositioning of the investment securities portfolio completed during the three months ended December 31, 2025 contributed to higher yields on the investment securities portfolio.
Total interest expense decreased $364 thousand during the six months ended June 30, 2026 compared to the same period of 2025 driven primarily by lower average costs of interest-bearing deposits, primarily a result of attrition of higher cost money market and time deposits from the Acquisition, as well as lower average borrowings. The average cost of interest-bearing deposits was 1.36% for the six months ended June 30, 2026, a decrease of 8 bps compared to the same period of 2025.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses was $478 thousand for the six months ended June 30, 2026 compared to $5.7 million for the same period of 2025. The 2025 provision expense was primarily driven by a provision for credit losses of $5.5 million for acquired non-PCD loans, and the provision for 2026 was driven primarily by organic loan growth. The provision for unfunded commitments was a reversal of $120 thousand compared to a reversal of $834 thousand for the same period of 2025. The reversal of the provision for unfunded commitments for the six months ended June 30, 2025 was impacted by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments on a quarterly basis.

Noninterest Income
The following table presents the components of noninterest income:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST INCOME
Insurance commissions	$5,119	$5,055	$64	1.3%
Gain from mortgage loans held for sale	2,689	2,430	259	10.7
Service charges on deposits	2,478	2,273	205	9.0
Wealth management	2,351	2,150	201	9.3
ATM debit card charges	1,839	1,736	103	5.9
Earnings on investment in bank-owned life insurance	1,493	1,207	286	23.7
Gain on assets held for sale	177	—	177	100.0
Gain on life insurance proceeds	174	285	(111)	(38.9)
Other	734	691	43	6.2
Net gains on sales or calls of investment securities	49	22	27	122.7
Net (losses) gains on equity securities	(11)	17	(28)	N/M
Total Noninterest Income	$17,092	$15,866	$1,226	7.7%
The more significant variations by category:
•The increase in gain from mortgage loans HFS and service charges on deposits was driven primarily by the Acquisition
•The increase in wealth management was driven primarily by assets under management growth due to new business generation and positive market impacts
•The increase in earnings on investment in bank-owned life insurance was driven primarily by the purchase of new policies in the fourth quarter of 2025
•The increase in gain on assets HFS was the result of a sale of a building previously used by ACNB Insurance Services
•Gain on life insurance proceeds for both periods was the result of death benefits paid on life insurance policies

Noninterest Expenses
The following table presents the components of noninterest expense:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$27,788	$26,554	$1,234	4.6%
Equipment	5,152	4,819	333	6.9
Net occupancy	2,742	2,719	23	0.8
Intangible assets amortization	2,084	1,998	86	4.3
Professional services	1,414	1,320	94	7.1
Other tax	894	747	147	19.7
FDIC and regulatory	901	836	65	7.8
Merger-related	—	9,974	(9,974)	(100.0)
Other	5,765	5,734	31	0.5
Total Noninterest Expenses	$46,740	$54,701	$(7,961)	(14.6)%
The more significant fluctuations by category:
•The increase in salaries and employee benefits was driven primarily by an increased number of employees attributable to the Acquisition, merit increases and higher mortgage commissions
•The increase in equipment was driven primarily by the Acquisition and the implementation of additional products into the core processing system
•The increase in other tax was driven primarily by asset growth due to the Acquisition
•The decrease in merger-related was driven by the lack of Acquisition-related expenses in the current period
Income Taxes
The Corporation recognized income taxes of $7.6 million for the six months ended June 30, 2026 compared to $3.0 million during the same period of 2025. The provision for income taxes for the six months ended June 30, 2026 and 2025 reflect a combined Federal and State ETR of 20.8%. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities and income from bank-owned life insurance policies, federal income tax credits and the impact of non-tax deductible expenses such as certain merger-related costs and state taxes.
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
Total investment securities were $529.8 million at June 30, 2026 compared to $531.1 million at December 31, 2025. At June 30, 2026, the investment securities balance included a net unrealized loss on AFS investment securities of $27.9 million on amortized cost of $494.1 million compared to a net unrealized loss of $24.2 million on amortized cost of $491.1 million at December 31, 2025. At June 30, 2026, the investment securities balance included HTM investment securities with an amortized cost of $62.6 million and a fair value of $56.6 million as compared to an amortized cost of $63.3 million and a fair value of $57.5 million at December 31, 2025.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.

Loans
The following table presents the composition of the loan portfolio:

			Increase (Decrease)
(In thousands)	June 30, 2026	December 31, 2025	$	%
Commercial real estate	$1,333,050	$1,273,813	$59,237	4.7%
Residential mortgage	602,738	599,051	3,687	0.6
Commercial and industrial	217,151	205,452	11,699	5.7
Home equity lines of credit	122,164	127,341	(5,177)	(4.1)
Real estate construction	115,091	116,680	(1,589)	(1.4)
Consumer	10,105	10,140	(35)	(0.3)
Gross loans	2,400,299	2,332,477	67,822	2.9
Unearned income	(2,195)	(1,963)	(232)	(11.8)
Total loans, net of unearned income	$2,398,104	$2,330,514	$67,590	2.9%
Total loans, net of unearned income increased $67.6 million, or 2.9%, from December 31, 2025 to June 30, 2026. The increase was driven primarily by growth in the commercial real estate and commercial and industrial portfolios. Total acquisition accounting adjustments on loans were $14.5 million and $18.2 million at June 30, 2026 and December 31, 2025, respectively. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans amortize and pay off. ACNB does not have a significant concentration of credit risk with any single borrower, industry, or geographic location other than within its Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real estate, grew $59.2 million, or 4.7%, compared to December 31, 2025 driven primarily by farmland ($31.1 million) and owner-occupied balances ($12.5 million) partially offset by a decrease in non-owner occupied balances ($11.0 million). The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland at 65.7% and 32.1%, respectively, as of June 30, 2026, compared to 65.8% and 32.1%, respectively, as of December 31, 2025. Less than 3% of the portfolio is for real estate in urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes, apartment complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 64.2% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.

The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above, with no loan category representing more than 3% of the total.
The concentration of non-owner occupied commercial real estate, construction and multi-family was 231.6% of total risk-based capital of the Bank as of June 30, 2026 compared to 239.0% of total risk-based capital of the Bank as of December 31, 2025.
Residential real estate mortgages totaled $602.7 million, an increase of $3.7 million, or 0.6%, compared to December 31, 2025. Included in the residential real estate mortgages are $228.4 million of commercial loans and $61.6 million of consumer loans secured by residential real estate mortgages. Approximately 85% of the first liens have a loan to value, based on the current balance to the origination value of the property, of 80% or lower. Total residential real estate mortgages include $50.9 million of junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial totaled $217.2 million, an increase of $11.7 million, or 5.7%, compared to December 31, 2025 driven primarily by three new relationships in the Lancaster and Berks regions.
Allowance for Credit Losses and Asset Quality
The ACL at June 30, 2026 was $24.0 million, or 1.00% of total loans, net of unearned income as compared to $23.7 million, or 1.02% of loans, at December 31, 2025 and $24.4 million, or 1.04% of loans, at June 30, 2025.

Changes in the ACL were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$23,615	$24,646	$23,672	$17,280
Initial allowance established for acquired PCD loans	—	—	—	1,464
Provision for (reversal of) credit losses	554	(228)	478	5,740
Loans charged-off	(192)	(86)	(274)	(171)
Recoveries on charged-off loans	29	21	130	40
Ending balance	$24,006	$24,353	$24,006	$24,353

Net charge-offs to average loans (annualized)	0.03%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans	1.00%	1.04%	1.00%	1.04%
Information on nonaccrual loans, by collateral type rather than loan segment is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
June 30, 2026
Commercial real estate	8	$3,028	$—	$—	In market	2006-2022
Business assets	5	1,770	78	—	In market	2009-2023
Residential real estate	6	1,836	86	—	In market	2019-2022
Total	19	$6,634	$164	$—

December 31, 2025
Commercial real estate	10	$3,961	$—	$—	In market	2006-2024
Business assets	5	1,971	259	—	In market	2009-2023
Residential real estate	6	1,935	131	—	In market	2019-2022
Total	21	$7,867	$390	$—
Nonaccrual loans decreased $1.2 million from December 31, 2025 to June 30, 2026 driven primarily by the movement of several loans to foreclosed assets held for resale and a pay-off. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of a previous acquisition.
Assets Held for Sale
Assets HFS totaled $2.3 million at June 30, 2026 and was comprised of a building in Maryland that the Corporation intends to sell.
Deposits
Deposits were comprised of the following:

			Increase (Decrease)
(In thousands)	June 30, 2026	December 31, 2025	$	%
Noninterest-bearing demand deposits	$600,711	$553,855	$46,856	8.5%
Interest-bearing demand deposits	636,551	623,620	12,931	2.1
Money market	481,015	485,808	(4,793)	(1.0)
Savings	336,504	333,973	2,531	0.8
Total demand and savings	2,054,781	1,997,256	57,525	2.9
Time	480,895	452,929	27,966	6.2
Total deposits	$2,535,676	$2,450,185	$85,491	3.5%

ACNB relies on deposits as a primary source of funds for lending activities. The increase in deposits from December 31, 2025 to June 30, 2026 was driven primarily by the increase in noninterest-bearing demand deposits, time deposits and interest-bearing demand deposits. The increase in noninterest-bearing demand deposits was driven primarily by promotional incentives on commercial checking accounts. Time deposits included $75.0 million of brokered time deposits compared to $59.1 million at December 31, 2025, an increase of $15.9 million. The increase in interest-bearing demand deposits was driven primarily by an influx of seasonal deposits. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at June 30, 2026 were municipal deposits totaling $126.4 million, or 5.0%, of total deposits compared to $119.3 million, or 4.9%, of total deposits at December 31, 2025. The loan-to-deposit ratio was 94.57% at June 30, 2026 compared to 95.12% at December 31, 2025.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 60% and 40%, respectively, of total Bank deposits as of June 30, 2026 compared to 61% and 39%, respectively, as of December 31, 2025. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was 18.1% at June 30, 2026. As of June 30, 2026, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Discount Window at the Bank were 329.7% of uninsured and non-collateralized Bank deposits. At June 30, 2026, deposits from the 20 largest unrelated depositors, excluding internal accounts, of the Bank totaled $170.3 million, or 6.7%, of total Bank deposits compared to $177.2 million, or 7.2%, of total Bank deposits at December 31, 2025.
Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase, short-term borrowings from the FHLB and federal funds purchased. As of June 30, 2026, short-term borrowings were $108.3 million, an increase of $43.5 million compared to $64.7 million at December 31, 2025. Short-term FHLB advances were $90.0 million at June 30, 2026 compared to $45.0 million at December 31, 2025. Short-term FHLB borrowings are used for general balance sheet management, and the increase from prior periods was used to fund loan growth. Compared to December 31, 2025, securities sold under repurchase agreements balances decreased by $2.2 million, or 13.9%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $214.9 million at June 30, 2026 compared to $255.4 million at December 31, 2025. During the six months ended June 30, 2026 the Company paid off $40.0 million of long-term FHLB borrowings. On March 12, 2026, the Company sold and issued $15.0 million in aggregate principal amount 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. On March 31, 2026, the Company redeemed the $15.0 million in aggregate principal amount 4.00% fixed-to-floating rate subordinated notes that were issued on March 30, 2021. Additional borrowings will be used when necessary for a variety of risk management and funding purposes. Please refer to the Liquidity discussion below for more information on the Corporation’s ability to borrow.
Capital
ACNB’s capital management strategies have been developed to provide an appropriate risk-adjusted rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $423.3 million at June 30, 2026 compared to $420.0 million at December 31, 2025. The increase to stockholders’ equity was driven primarily by net income of $28.9 million partially offset by cash dividends paid to ACNB Corporation stockholders of $13.2 million, and common stock repurchases of $12.7 million.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the six months ended June 30, 2026, 13,115 shares were issued under this plan with proceeds in the amount of $689 thousand.

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
The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
June 30, 2026
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.55%	4.00%	N/A
ACNB Bank	11.25%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.49%	4.50%	N/A
ACNB Bank	14.30%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.71%	6.00%	N/A
ACNB Bank	14.30%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.25%	8.00%	N/A
ACNB Bank	15.28%	8.00%	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.40%	4.00%	N/A
ACNB Bank	10.92%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.74%	4.50%	N/A
ACNB Bank	14.32%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.96%	6.00%	N/A
ACNB Bank	14.32%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.54%	8.00%	N/A
ACNB Bank	15.30%	8.00%	10.00%
__________________________________________________________________
1 Ratios do not include capital conservation buffer.
2 N/A - Not applicable as “well capitalized” applies only to banks.

Liquidity
Effective liquidity management ensures the cash flow requirements of depositors and borrowers as well as the operating cash needs of ACNB are met. ACNB’s funds are available from a variety of sources, including assets that are readily convertible such as interest-bearing deposits with banks, maturities and repayments from the securities portfolio, scheduled repayments of loans receivable, the core deposit base, the ability to raise brokered deposits and the ability to borrow from the FHLB, Discount Window and unsecured Federal Funds line providers.
At June 30, 2026, ACNB’s banking subsidiary had borrowing capacity of approximately $1.30 billion from the FHLB, of which $1.01 billion was available. At June 30, 2026, ACNB’s banking subsidiary could borrow approximately $57.9 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Federal Funds lines with correspondent banks. As of June 30, 2026, Federal Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of June 30, 2026. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services.
Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $13.9 million and $16.1 million at June 30, 2026 and December 31, 2025, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At June 30, 2026, the Corporation had unfunded outstanding commitments to extend credit of $570.1 million and outstanding standby letters of credit of $25.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of ACNB’s ALCO, with direct oversight from the Board, is to maximize net interest income within established policy parameters. This objective is accomplished through the management of the statement of condition composition and duration, market risk exposures arising from changing economic conditions and liquidity risk.
Market risk comprises exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks. Specific to the banking industry, one of the greatest risk exposures is to that of changing market interest rates. The primary objective of monitoring ACNB’s interest rate sensitivity risk is to provide management the flexibility necessary to manage the statement of condition to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. FOMC monetary policy, economic uncertainty, and fiscal policy changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.
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

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Bank’s future earnings (earnings at risk) and value (value at risk) resulting from changes in interest rates. This exposure results from differences between the amounts of interest-earning assets and interest-bearing liabilities that reprice within a specified time period as a result of scheduled maturities, scheduled and unscheduled repayments, the propensity of borrowers and depositors to react to changes in their economic interests and contractual loan interest rate changes.
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
Management endeavors to control the exposure to changes in interest rates by understanding, reviewing and making decisions based on its risk position. The Bank primarily uses its investment securities portfolio, FHLB advances, derivatives and brokered deposits to manage its interest rate risk position. Additionally, pricing, promotion, and product development activities are directed in an effort to emphasize the loan and deposit repricing characteristics that best meet current interest rate risk objectives.
ACNB uses simulation analysis to assess earnings at risk and net present value analysis to assess value at risk. These methods allow management to regularly monitor both the direction and magnitude of its interest rate risk exposure. These analyses require numerous assumptions including, but are not limited to, changes in statement of condition mix, prepayment rates on loans and investment securities, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates, but may not accurately reflect actual results under certain changes in interest rates due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and providing a relative gauge of the Corporation’s interest rate risk position over time.
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
The simulation analysis results are presented in the table below. The Bank is currently modestly asset-sensitive as interest-earning assets are expected to reprice faster than interest-bearing liabilities.

12-Month Earnings at Risk Ramps
Change in Market Interest Rates (bps)	% Change in Net Interest Income
	June 30, 2026	December 31, 2025	Policy Limits
(200)	(2.4)%	(0.9)%	(10.0)%
(100)	(1.1)%	(0.6)%	(5.0)%
100	1.4%	(0.3)%	(5.0)%
200	2.7%	(1.1)%	(10.0)%
Economic Value
Net present value analysis provides information on the risk inherent in the statement of condition that might not be considered in the simulation analysis due to the short time horizon used. The net present value of the statement of condition incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.

The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the statement of condition. The results at June 30, 2026 and December 31, 2025 are reflected in the table below.
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

Value at Risk
Change in Market Interest Rates (bps)	% Change in Market Value
	June 30, 2026	December 31, 2025	Policy Limits
(200)	(20.4)%	(11.0)%	(35.0)%
(100)	(7.7)%	(3.3)%	(20.0)%
100	5.2%	(0.1)%	(20.0)%
200	7.7%	(2.8)%	(35.0)%
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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of June 30, 2026, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
ITEM 1A – RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. There were 116,929 shares purchased under this plan through December 31, 2025. During the three and six months ended June 30, 2026 the Corporation repurchased 123,099 and 197,071 shares, respectively, which completed this plan.
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the three months ended June 30, 2026, the Corporation repurchased 56,308 shares under this plan.
The following is a summary of the Corporation’s purchases of common stock during the second quarter of 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30, 2026	126,146	$50.16	317,047	306,953
May 1 - May 31, 2026	45,343	$52.22	362,390	261,610
June 1 - June 30, 2026	7,918	$52.67	370,308	253,692
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.
ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit 3(i)
Amended and Restated Articles of Incorporation of ACNB Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement No. 333-295687 on Form S-8, filed with the Commission on May 8, 2026.)

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

Exhibit 10.14
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

Exhibit 10.20
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

Exhibit 10.22
Amended and Restated Employment Agreement between ACNB Bank and Laurie A. Laub dated as of October 6, 2022. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 14, 2024.)

Exhibit 10.23
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

Exhibit 10.26
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

Exhibit 10.28
Employment Agreement by and between ACNB Corporation, ACNB Bank and Brett D. Fulk dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 14, 2025.)

Exhibit 10.29
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

Exhibit 10.33
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

Exhibit 10.36
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

ACNB CORPORATION (Registrant)

Date:	August 6, 2026	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)