Form 10-Q
period 2026-09-30
ACNB CORP
filed 2026-11-05
CIK 715579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s Common Stock outstanding on October 29, 2026, was 10,164,332.

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

PART I - FINANCIAL INFORMATION

ACNB CORPORATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$27,239	$20,611
Interest-bearing deposits with banks	61,119	45,037
Total Cash and Cash Equivalents	88,358	65,648
Equity securities with readily determinable fair values	903	949
Investment securities available for sale, at estimated fair value	450,784	466,894
Investment securities held to maturity, at amortized cost (fair value $51,603, $57,537)	62,478	63,288
Loans held for sale	8,166	28,170
Total loans, net of unearned income	2,406,511	2,330,514
Less: Allowance for credit losses	(24,976)	(23,672)
Loans, net	2,381,535	2,306,842
Premises and equipment, net	27,923	30,648
Right of use asset	3,658	4,155
Restricted investment in bank stocks	14,243	14,237
Investment in bank-owned life insurance	104,499	105,840
Investments in low-income housing partnerships	657	751
Goodwill	64,449	64,449
Intangible assets, net	19,335	22,435
Assets held for sale	2,346	275
Other assets	71,642	53,545
Total Assets	$3,300,976	$3,228,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$612,620	$553,855
Interest-bearing	1,896,343	1,896,330
Total Deposits	2,508,963	2,450,185
Short-term borrowings	116,509	64,740
Long-term borrowings	214,925	255,376
Lease liability	3,944	4,451
Allowance for unfunded commitments	1,541	1,831
Other liabilities	34,618	31,569
Total Liabilities	2,880,500	2,808,152

Stockholders’ Equity:
Preferred stock, $2.50 par value, 20,000,000 shares authorized; no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $2.50 par value, 40,000,000 and 20,000,000 shares authorized; 11,084,900 and 11,028,152 shares issued; 10,164,332 and 10,372,251 shares outstanding at September 30, 2026 and December 31, 2025, respectively	27,706	27,564
Treasury stock, at cost, 920,568 and 655,901 shares at September 30, 2026 and December 31, 2025, respectively	(35,856)	(22,367)
Additional paid-in capital	181,866	179,658
Retained earnings	284,437	257,293
Accumulated other comprehensive loss	(37,677)	(22,174)
Total Stockholders’ Equity	420,476	419,974
Total Liabilities and Stockholders’ Equity	$3,300,976	$3,228,126
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$38,776	$36,961	$112,961	$105,192
Tax-exempt	357	324	1,044	933
Investment Securities:
Taxable	4,373	3,430	12,957	9,615
Tax-exempt	323	281	957	852
Dividends	338	332	938	979
Other	784	1,162	2,011	2,785
Total Interest and Dividend Income	44,951	42,490	130,868	120,356
INTEREST EXPENSE
Deposits	6,659	6,872	19,660	20,152
Short-term borrowings	969	513	2,084	1,148
Long-term borrowings	2,548	2,968	7,832	8,817
Total Interest Expense	10,176	10,353	29,576	30,117
Net Interest Income	34,775	32,137	101,292	90,239
Provision for (reversal of) credit losses	1,073	(584)	1,551	5,156
Reversal of provision for unfunded commitments	(170)	(145)	(290)	(979)
Net Interest Income after Provision for (Reversal of) Credit Losses and Unfunded Commitments	33,872	32,866	100,031	86,062
NONINTEREST INCOME
Insurance commissions	2,667	2,545	7,786	7,600
Gain from mortgage loans held for sale	1,000	1,463	3,689	3,893
Service charges on deposits	1,304	1,286	3,782	3,559
Wealth management	1,253	1,125	3,604	3,275
ATM debit card charges	932	904	2,771	2,640
Earnings on investment in bank-owned life insurance	776	651	2,269	1,858
Gain on assets held for sale	—	—	177	—
Gain on life insurance proceeds	687	—	861	285
Other	448	428	1,182	1,119
Net gains on sales or calls of investment securities	—	—	49	22
Net (losses) gains on equity securities	(35)	9	(46)	26
Total Noninterest Income	9,032	8,411	26,124	24,277
NONINTEREST EXPENSES
Salaries and employee benefits	14,055	13,191	41,843	39,745
Equipment	2,313	2,302	7,465	7,121
Net occupancy	1,208	1,217	3,950	3,936
Intangible assets amortization	1,017	1,129	3,101	3,127
Professional services	801	588	2,215	1,908
Other tax	661	561	1,555	1,308
FDIC and regulatory	440	457	1,341	1,293
Merger-related	—	169	—	10,143
Other	2,725	2,747	8,490	8,481
Total Noninterest Expenses	23,220	22,361	69,960	77,062
Income Before Income Taxes	19,684	18,916	56,195	33,277
Income tax expense	3,957	4,046	11,551	7,031
Net Income	$15,727	$14,870	$44,644	$26,246
PER SHARE DATA
Basic earnings	$1.55	$1.43	$4.37	$2.57
Diluted earnings	$1.55	$1.42	$4.36	$2.56
Weighted average shares basic	10,126,509	10,419,581	10,214,487	10,228,029
Weighted average shares diluted	10,167,874	10,455,461	10,248,050	10,257,800
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
NET INCOME	$15,727	$14,870	$44,644	$26,246

OTHER COMPREHENSIVE (LOSS) INCOME
INVESTMENT SECURITIES
Unrealized (losses) gains arising during the period, net of income tax (benefit) expense of $(4,380), $882, $(5,183) and $3,902, respectively	(15,353)	4,266	(18,150)	12,741
Reclassification adjustment for net AFS investment securities gains included in net income, net of income tax effect of $0, $0, $(11) and $(5), respectively	—	—	(38)	(17)
Total unrealized (loss) gain on AFS investment securities	(15,353)	4,266	(18,188)	12,724
Amortization of unrealized losses on AFS investment securities transferred to HTM, net of income tax expense of $18, $36, $64 and $141, respectively	62	133	223	492

DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges, net of income tax expense (benefit) of $282, $(29), $399 and $(29), respectively	988	(96)	1,397	(96)
Reclassification adjustment for net interest rate derivative gains included in net income, net of income tax effect of $(1), $(8), $(13) and $(8), respectively	(3)	(30)	(44)	(30)
Total unrealized gains (losses) on interest rate derivatives used in cash flow hedges	985	(126)	1,353	(126)

DEFINED BENEFIT PENSION PLAN
Unrecognized net gain, net of income tax expense of $0, $0, $347 and $0, respectively	—	—	1,109	—

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(14,306)	4,273	(15,503)	13,090
TOTAL COMPREHENSIVE INCOME	$1,421	$19,143	$29,141	$39,336
The accompanying notes are an integral part of the Consolidated Financial Statements.

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended September 30, 2026

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
BALANCE – January 1, 2026	10,372,251	$27,564	$(22,367)	$179,658	$257,293	$(22,174)	$419,974
Net income	—	—	—	—	13,703	—	13,703
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,285)	(1,285)
Common stock shares issued	7,669	19	—	337	—	—	356
Repurchased shares	(73,972)	—	(3,560)	—	—	—	(3,560)
Restricted stock grants, net of forfeitures and withheld for taxes	32,242	81	—	(688)	—	—	(607)
Compensation expense for restricted shares	—	—	—	825	—	—	825
Cash dividends declared ($0.38 per share)	—	—	—	—	(3,930)	—	(3,930)
BALANCE – March 31, 2026	10,338,190	27,664	(25,927)	180,132	267,066	(23,459)	425,476
Net income	—	—	—	—	15,214	—	15,214
Other comprehensive income, net of taxes	—	—	—	—	—	88	88
Common stock shares issued	11,147	28	—	602	—	—	630
Repurchased shares	(179,407)	—	(9,187)	—	—	—	(9,187)
Compensation expense for restricted shares	—	—	—	373	—	—	373
Cash dividends declared ($0.92 per share)	—	—	—	—	(9,315)	—	(9,315)
BALANCE – June 30, 2026	10,169,930	27,692	(35,114)	181,107	272,965	(23,371)	423,279
Net income	—	—	—	—	15,727	—	15,727
Other comprehensive loss, net of taxes	—	—	—	—	—	(14,306)	(14,306)
Common stock shares issued	5,690	14	—	357	—	—	371
Repurchased shares	(11,288)	—	(742)	—	—	—	(742)
Compensation expense for restricted shares and ESPP	—	—	—	402	—	—	402
Cash dividends declared ($0.42 per share)	—	—	—	—	(4,255)	—	(4,255)
BALANCE – September 30, 2026	10,164,332	$27,706	$(35,856)	$181,866	$284,437	$(37,677)	$420,476
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

ACNB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,644	$26,246
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from mortgage loans held for sale	(3,689)	(3,893)
Earnings on investment in bank-owned life insurance	(2,269)	(1,858)
Net gains on sales or calls of investment securities	(49)	(22)
Net losses (gains) on equity securities	46	(26)
Gain on sales of assets held for sale	(177)	—
Compensation expense for restricted shares and ESPP	1,600	1,189
Depreciation and amortization	4,802	4,976
Provision for credit losses and reversal of unfunded commitments	1,261	4,177
Net amortization of investment securities premiums	313	960
Amortization of issuance costs on long-term borrowings	54	—
(Increase) decrease in interest receivable	(262)	351
Decrease in interest payable	(217)	(661)
Mortgage loans originated for sale	(167,059)	(137,252)
Proceeds from sales of loans originated for sale	190,752	137,233
(Increase) decrease in other assets	(1,123)	313
Net change in deferred income tax	(4,546)	6,807
Increase in other liabilities	3,866	2,633
Net Cash Provided by Operating Activities	67,947	41,173
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls/maturities of investment securities held to maturity	830	1,503
Proceeds from calls/maturities of investment securities available for sale	32,472	40,767
Proceeds from sales of investment securities available for sale	22,193	98,272
Purchase of investment securities available for sale	(61,934)	(93,632)
Net purchases of restricted investment in bank stocks	(6)	(286)
Net increase in loans	(76,813)	(5,473)
Gain on life insurance proceeds	(861)	(285)
Net cash and cash equivalents received from acquisition	—	36,206
Capital expenditures	(1,340)	(904)
Proceeds from sales of assets held for sale	452	—
Net Cash (Used in) Provided by Investing Activities	(85,007)	76,168
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits	58,765	19,822
Net increase (decrease) in interest-bearing deposits	13	(87,935)
Net increase in short-term borrowings	51,769	64,642
Proceeds from long-term borrowings	14,462	—
Repayments on long-term borrowings	(55,000)	(40,188)
Dividends paid	(17,500)	(10,460)
Common stock repurchased	(13,489)	(8,672)
Common stock issued, net of restricted stock forfeitures and withheld for taxes	750	327
Net Cash Provided by (Used in) Financing Activities	39,770	(62,464)
Net Increase in Cash and Cash Equivalents	22,710	54,877
CASH AND CASH EQUIVALENTS — BEGINNING	65,648	47,262
CASH AND CASH EQUIVALENTS — ENDING	$88,358	$102,139
Supplemental disclosures of cash flow information
Cash paid for interest	$29,793	$29,365
Cash paid for Federal income taxes	10,500	1,830
Cash paid for State income taxes	590	111

ACNB CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
	Nine Months Ended September 30,
(In thousands)	2026	2025
Supplemental disclosures of certain noncash activities:
Recognition of operating lease right of use assets	$279	$729
Recognition of operating lease liabilities	279	729
Premises and equipment, net transferred to assets held for sale	2,346	275
Loans transferred to foreclosed assets held for resale and other foreclosed transactions	569	—

Transactions related to Acquisition:
Net assets acquired	$—	$877,557
Liabilities assumed	—	793,908
Common shares issued	—	83,649
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
Basis of Financial Statements
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the SEC. The results of operations for the three and nine month period ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or stockholders’ equity.
Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2025 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding (basic)	10,126,509	10,419,581	10,214,487	10,228,029
Dilutive effect of unvested shares	41,365	35,880	33,563	29,771
Weighted average shares outstanding (diluted)	10,167,874	10,455,461	10,248,050	10,257,800
Per share:
Basic	$1.55	$1.43	$4.37	$2.57
Diluted	1.55	1.42	4.36	2.56
There were no antidilutive instruments at September 30, 2026 and 2025.
Share Repurchase Plans
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the three months ended September 30, 2026, the Corporation repurchased 11,288 shares under this plan.
On June 18, 2025, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 314,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. There were 116,929 shares purchased under this plan through December 31, 2025. During the six months ended June 30, 2026 the Corporation repurchased 197,071 shares which completed this plan.
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

Note 3 – Investment Securities
Fair value of equity securities with readily determinable fair values at September 30, 2026 and December 31, 2025 are as follows:

(In thousands)	Fair Value at Beginning of Period	(Losses) Gains	Fair Value at End of Period
Nine Months Ended September 30, 2026
CRA Mutual Fund	$949	$(46)	$903

Twelve Months Ended December 31, 2025
CRA Mutual Fund	$919	$30	$949
Amortized cost and fair value of investment securities were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Available for Sale
U.S. Government and agencies	$59,231	$—	$7,436	$51,795
Collateralized mortgage obligations	92,877	—	7,027	85,850
Residential mortgage-backed securities	176,630	—	20,771	155,859
Commercial mortgage-backed securities	128,517	—	10,240	118,277
State and municipal	12,572	—	1,127	11,445
Corporate bonds	28,566	—	1,008	27,558
Total	$498,393	$—	$47,609	$450,784

Held to Maturity
State and municipal	$61,819	$—	$10,853	$50,966
Residential mortgage-backed securities	659	—	22	637
Total	$62,478	$—	$10,875	$51,603

December 31, 2025
Available for Sale
U.S. Government and agencies	$65,570	$—	$6,218	$59,352
Collateralized mortgage obligations	75,982	243	2,195	74,030
Residential mortgage-backed securities	186,203	426	12,941	173,688
Commercial mortgage-backed securities	124,996	957	3,744	122,209
State and municipal	8,499	—	49	8,450
Corporate bonds	29,871	334	1,040	29,165
Total	$491,121	$1,960	$26,187	$466,894

Held to Maturity
State and municipal	$62,200	$—	$5,726	$56,474
Residential mortgage-backed securities	1,088	—	25	1,063
Total	$63,288	$—	$5,751	$57,537

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available for Sale
U.S. Government and agencies	$—	$—	$51,795	$7,436	$51,795	$7,436
Collateralized mortgage obligations	58,394	3,802	27,456	3,225	85,850	7,027
Residential mortgage-backed securities	48,596	3,301	107,263	17,470	155,859	20,771
Commercial mortgage-backed securities	95,183	5,458	23,094	4,782	118,277	10,240
State and municipal	11,445	1,127	—	—	11,445	1,127
Corporate bonds	20,335	425	7,223	583	27,558	1,008
Total	$233,953	$14,113	$216,831	$33,496	$450,784	$47,609

Held to Maturity
State and municipal	$5,231	$504	$45,735	$10,349	$50,966	$10,853
Residential mortgage-backed securities	—	—	637	22	637	22
Total	$5,231	$504	$46,372	$10,371	$51,603	$10,875

December 31, 2025
Available for Sale
U.S. Government and agencies	$—	$—	$59,352	$6,218	$59,352	$6,218
Collateralized mortgage obligations	17,854	46	32,189	2,149	50,043	2,195
Residential mortgage-backed securities	30,048	115	125,171	12,826	155,219	12,941
Commercial mortgage-backed securities	33,179	51	26,210	3,693	59,389	3,744
State and municipal	8,450	49	—	—	8,450	49
Corporate bonds	—	—	11,060	1,040	11,060	1,040
Total	$89,531	$261	$253,982	$25,926	$343,513	$26,187

Held to Maturity
State and municipal	$—	$—	$56,474	$5,726	$56,474	$5,726
Residential mortgage-backed securities	—	—	1,063	25	1,063	25
Total	$—	$—	$57,537	$5,751	$57,537	$5,751
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
The Company evaluates AFS debt securities for impairment at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. In estimating credit events, management considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before anticipated recovery or if it does not expect to recover the entire amortized cost basis. There was no impairment on AFS debt securities as of September 30, 2026 and December 31, 2025. The Company evaluates HTM debt securities for expected credit losses at each measurement date to determine the ACL. The Corporation’s ACL on its HTM investment securities was de minimis as of September 30, 2026 and December 31, 2025.

The Company monitors the credit quality of HTM debt securities through the use of credit analysis on a quarterly basis. The credit quality indicators were updated as of September 30, 2026. The following table shows the amortized cost of HTM debt securities as of September 30, 2026 and December 31, 2025, aggregated by credit quality indicator:

(In thousands)	A+ Rated or Higher	Not Rated
September 30, 2026
State and political subdivisions	$61,819	$—
Residential mortgage-backed securities	—	659
Total	$61,819	$659

December 31, 2025
State and political subdivisions	$62,200	$—
Residential mortgage-backed securities	—	1,088
Total	$62,200	$1,088
Amortized cost and fair value at September 30, 2026, by contractual maturity, where applicable, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties. Securities not due at a single maturity date are shown separately below.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year or less	$4,052	$3,993	$—	$—
Over 1 year through 5 years	61,804	55,905	6,587	5,865
Over 5 years through 10 years	21,941	19,455	37,707	32,629
Over 10 years	12,572	11,445	17,525	12,472
Mortgage-backed securities	398,024	359,986	659	637
Total	$498,393	$450,784	$62,478	$51,603
The proceeds from sales and calls of investment securities and the associated gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Proceeds from sales	$—	$—	$22,193	$98,272
Proceeds from calls	9,292	2,000	32,472	14,322
Gross gains	—	—	187	56
Gross losses	—	—	138	34
During the nine months ended September 30, 2025, ACNB received $97.7 million in proceeds from the sale of Traditions’ investments subsequent to the Acquisition date.
At September 30, 2026 and December 31, 2025, securities with a carrying value of $173.1 million and $159.6 million, respectively, were pledged as collateral as required by law on public and trust deposits, repurchase agreements and for other purposes.

Note 4 – Loans and Allowance for Credit Losses
The following table presents the composition of the loan portfolio:

(In thousands)	September 30, 2026	December 31, 2025
Commercial real estate	$1,324,489	$1,273,813
Residential mortgage	605,815	599,051
Commercial and industrial	217,195	205,452
Home equity lines of credit	122,840	127,341
Real estate construction	128,349	116,680
Consumer	10,252	10,140
Gross loans	2,408,940	2,332,477
Unearned income	(2,429)	(1,963)
Total loans, net of unearned income	$2,406,511	$2,330,514
One of the factors used to monitor the performance and credit quality of the loan portfolio is to analyze the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status:

(In thousands)	30–59 Days Past Due	60–89 Days Past Due	≥ 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable ≥ 90 Days and Accruing
September 30, 2026
Commercial real estate	$230	$—	$270	$500	$1,323,989	$1,324,489	$—
Residential mortgage	184	2,936	3,643	6,763	599,052	605,815	2,982
Commercial and industrial	70	315	—	385	216,810	217,195	—
Home equity lines of credit	330	690	363	1,383	121,457	122,840	363
Real estate construction	11	—	—	11	128,338	128,349	—
Consumer	34	9	4	47	10,205	10,252	5
Gross loans	$859	$3,950	$4,280	$9,089	$2,399,851	$2,408,940	$3,350

December 31, 2025
Commercial real estate	$457	$400	$292	$1,149	$1,272,664	$1,273,813	$—
Residential mortgage	4,988	2,098	4,261	11,347	587,704	599,051	2,332
Commercial and industrial	10	332	142	484	204,968	205,452	—
Home equity lines of credit	572	—	514	1,086	126,255	127,341	514
Real estate construction	578	—	—	578	116,102	116,680	—
Consumer	23	30	8	61	10,079	10,140	8
Gross loans	$6,628	$2,860	$5,217	$14,705	$2,317,772	$2,332,477	$2,854

Nonaccrual and Nonperforming Loans
Loans individually evaluated consist of nonaccrual loans, presented in the following table:

	September 30, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$—	$2,859	$2,859	$—	$3,644	$3,644
Residential mortgage	223	1,544	1,767	246	1,684	1,930
Commercial and industrial	1,122	1,639	2,761	698	1,590	2,288
Home equity lines of credit	—	—	—	—	5	5
Total	$1,345	$6,042	$7,387	$944	$6,923	$7,867
During the three and nine months ended September 30, 2026 and 2025, no material amount of interest income was recognized on nonaccrual loans subsequent to their classification as nonaccrual.
Total nonperforming loans are as follows:

(In thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$7,387	$7,867
Greater than or equal to 90 days past due and accruing[1]	3,350	2,854
Total nonperforming loans	$10,737	$10,721
__________________________________________________________________
1 Includes consumer residential mortgages and home equity lines of credit which are well secured by residential real estate properties, all of which are in the process of collection and are not considered nonaccrual and includes consumer loans that are expected to be collected in full.
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
The following table presents the amortized cost basis of individually evaluated loans by type of collateral as of the periods presented:

	September 30, 2026		December 31, 2025
(In thousands)	Business Assets	Real Estate	Business Assets	Real Estate
Commercial real estate	$—	$2,859	$—	$3,644
Residential mortgage	—	1,767	—	1,930
Commercial and industrial	2,761	—	1,971	317
Home equity lines of credit	—	—	—	5
Total	$2,761	$4,626	$1,971	$5,896
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

The following table presents the amortized cost basis of loans that were experiencing financial difficulty and modified during the three and nine months ended September 30, 2026, by class, type of modification and financial effect. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(Dollars in thousands)	Term Extension	Combination Payment Deferral and Term Extension	Percent of Class of Financing Receivable	Financial Effect
Three Months Ended September 30, 2026
Residential mortgage	$—	$545	0.1%	Extended the term of the loans by a weighted-average of 4 months, which allowed the borrowers to defer payments.

Nine Months Ended September 30, 2026
Residential mortgage	$—	$545	0.1%	Extended the term of the loans by a weighted-average of 4 months, which allowed the borrowers to defer payments.
Commercial and industrial	135	—	0.1%	Extended the term of the loan 12 months.
Total	$135	$545
There were no loans modified during the three and nine months ended September 30, 2025.
The following presents the performance of loans modified in the previous twelve months as of September 30, 2026 and 2025:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due	Total Past Due
September 30, 2026
Residential mortgage	$237	$—	$172	$332	$504
Commercial and industrial	135	—	—	—	—
Total	$372	$—	$172	$332	$504

September 30, 2025
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	—	—
Total	$—	$—	$—	$—	$—
As of September 30, 2026, the Corporation had no commitments to lend any additional funds on modified loans. During the nine months ended September 30, 2026, two residential mortgage loans totaling $332 thousand defaulted on the modified terms of the agreement by failure to make the monthly payments as agreed upon in their modification agreements. During the three and nine months ended September 30, 2025, there were no loans modified due to financial difficulty that defaulted subsequent to the modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
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

The following summarizes designated internal risk categories by portfolio segment for loans assigned a risk rating and those evaluated based on the performance status:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2026	2025	2024	2023	2022	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$135,291	$78,271	$166,843	$170,314	$178,432	$496,018	$38,198	$1,263,367
Special Mention	7,198	3,101	1,821	4,093	2,130	35,119	1,298	54,760
Substandard	—	150	—	—	2,096	4,116	—	6,362
Total Commercial real estate	$142,489	$81,522	$168,664	$174,407	$182,658	$535,253	$39,496	$1,324,489
Year-to-date gross charge-offs	$—	$—	$—	$32	$88	$—	$—	$120
Residential mortgage
Pass	$28,448	$36,037	$28,753	$30,500	$21,316	$78,548	$1,891	$225,493
Special Mention	339	251	237	3,454	81	2,624	—	6,986
Substandard	—	—	—	226	1,690	140	—	2,056
Total Residential mortgage	$28,787	$36,288	$28,990	$34,180	$23,087	$81,312	$1,891	$234,535
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4
Commercial and industrial
Pass	$30,151	$16,538	$20,634	$13,654	$16,102	$45,701	$48,719	$191,499
Special Mention	454	251	60	367	4,557	1,817	14,412	21,918
Substandard	—	—	—	404	405	441	2,528	3,778
Total Commercial and industrial	$30,605	$16,789	$20,694	$14,425	$21,064	$47,959	$65,659	$217,195
Year-to-date gross charge-offs	$—	$—	$—	$13	$—	$18	$—	$31
Home equity lines of credit
Pass	$—	$—	$—	$476	$78	$165	$10,443	$11,162
Special Mention	—	—	—	—	—	92	267	359
Substandard	—	—	—	—	—	4	—	4
Total Home equity lines of credit	$—	$—	$—	$476	$78	$261	$10,710	$11,525
Real estate construction
Pass	$17,864	$24,106	$10,921	$11,633	$7,477	$2,297	$11,729	$86,027
Special Mention	—	—	—	—	4,333	—	—	4,333
Total Real estate construction	$17,864	$24,106	$10,921	$11,633	$11,810	$2,297	$11,729	$90,360
Performance Rated:
Residential mortgage
Performing	$26,468	$48,077	$29,208	$48,646	$70,533	$141,439	$3,927	$368,298
Nonperforming	—	—	344	—	710	1,928	—	2,982
Total Residential mortgage	$26,468	$48,077	$29,552	$48,646	$71,243	$143,367	$3,927	$371,280
Home equity lines of credit
Performing	$—	$—	$—	$10	$26	$1,655	$109,261	$110,952
Nonperforming	—	—	—	—	—	—	363	363
Total Home equity lines of credit	$—	$—	$—	$10	$26	$1,655	$109,624	$111,315
Real estate construction
Performing	$28,649	$7,980	$488	$144	$35	$692	$1	$37,989
Total Real estate construction	$28,649	$7,980	$488	$144	$35	$692	$1	$37,989
Consumer
Performing	$2,095	$1,320	$861	$527	$744	$569	$4,131	$10,247
Nonperforming	—	—	—	—	3	2	—	5
Total Consumer	$2,095	$1,320	$861	$527	$747	$571	$4,131	$10,252
Year-to-date gross charge-offs	$—	$13	$25	$5	$7	$7	$200	$257
Total Portfolio loans:
Pass	$211,754	$154,952	$227,151	$226,577	$223,405	$622,729	$110,980	$1,777,548
Special Mention	7,991	3,603	2,118	7,914	11,101	39,652	15,977	88,356
Substandard	—	150	—	630	4,191	4,701	2,528	12,200
Performing	57,212	57,377	30,557	49,327	71,338	144,355	117,320	527,486
Nonperforming	—	—	344	—	713	1,930	363	3,350
Total Portfolio loans	$276,957	$216,082	$260,170	$284,448	$310,748	$813,367	$247,168	$2,408,940
Year-to-date gross charge-offs	$—	$13	$25	$50	$95	$29	$200	$412

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis
(In thousands)	2025	2024	2023	2022	2021	Prior		Total
Internally Risk Rated:
Commercial real estate
Pass	$83,583	$171,026	$182,864	$199,094	$166,194	$392,397	$25,109	$1,220,267
Special Mention	420	1,807	2,386	4,485	9,367	25,923	1,615	46,003
Substandard	153	105	294	2,492	327	4,172	—	7,543
Total Commercial real estate	$84,156	$172,938	$185,544	$206,071	$175,888	$422,492	$26,724	$1,273,813
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$32
Residential mortgage
Pass	$37,231	$29,754	$34,884	$23,227	$37,692	$54,050	$953	$217,791
Special Mention	176	247	140	304	140	2,789	—	3,796
Substandard	—	—	231	1,816	—	271	—	2,318
Total Residential mortgage	$37,407	$30,001	$35,255	$25,347	$37,832	$57,110	$953	$223,905
Year-to-date gross charge-offs	$19	$—	$—	$—	$—	$—	$—	$19
Commercial and industrial
Pass	$20,925	$22,881	$16,950	$20,101	$30,917	$30,588	$46,211	$188,573
Special Mention	383	208	478	4,888	40	483	7,100	13,580
Substandard	—	—	463	774	94	513	1,455	3,299
Total Commercial and industrial	$21,308	$23,089	$17,891	$25,763	$31,051	$31,584	$54,766	$205,452
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$14
Home equity lines of credit
Pass	$—	$—	$485	$84	$29	$51	$10,974	$11,623
Special Mention	—	—	—	—	93	97	160	350
Substandard	—	—	—	—	—	5	5	10
Total Home equity lines of credit	$—	$—	$485	$84	$122	$153	$11,139	$11,983
Real estate construction
Pass	$26,653	$19,215	$15,519	$7,513	$1,640	$757	$5,867	$77,164
Special Mention	—	—	—	4,678	—	365	—	5,043
Total Real estate construction	$26,653	$19,215	$15,519	$12,191	$1,640	$1,122	$5,867	$82,207
Performance Rated:
Residential mortgage
Performing	$40,566	$33,541	$53,484	$79,888	$39,877	$120,302	$5,157	$372,815
Nonperforming	—	231	—	635	—	1,465	—	2,331
Total Residential mortgage	$40,566	$33,772	$53,484	$80,523	$39,877	$121,767	$5,157	$375,146
Home equity lines of credit
Performing	$—	$—	$13	$29	$—	$1,989	$112,813	$114,844
Nonperforming	—	—	—	—	—	—	514	514
Total Home equity lines of credit	$—	$—	$13	$29	$—	$1,989	$113,327	$115,358
Real estate construction
Performing	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Total Real estate construction	$27,937	$4,650	$553	$362	$144	$826	$1	$34,473
Consumer
Performing	$1,641	$1,232	$877	$1,125	$260	$587	$4,410	$10,132
Nonperforming	—	—	—	—	—	8	—	8
Total Consumer	$1,641	$1,232	$877	$1,125	$260	$595	$4,410	$10,140
Year-to-date gross charge-offs	$14	$27	$61	$18	$—	$8	$230	$358
Total Portfolio loans
Pass	$168,392	$242,876	$250,702	$250,019	$236,472	$477,843	$89,114	$1,715,418
Special Mention	979	2,262	3,004	14,355	9,640	29,657	8,875	68,772
Substandard	153	105	988	5,082	421	4,961	1,460	13,170
Performing	70,144	39,423	54,927	81,404	40,281	123,704	122,381	532,264
Nonperforming	—	231	—	635	—	1,473	514	2,853
Total Portfolio loans	$239,668	$284,897	$309,621	$351,495	$286,814	$637,638	$222,344	$2,332,477
Year-to-date gross charge-offs	$33	$27	$61	$18	$—	$54	$230	$423

The following table presents the activity in the ACL by loan portfolio segment:

(In thousands)	Commercial Real Estate	Residential Mortgage	Commercial and Industrial	Home Equity Lines of Credit	Real Estate Construction	Consumer	Total
Three Months Ended September 30, 2026
Beginning balance - July 1, 2026	$13,844	$5,570	$1,903	$562	$1,981	$146	$24,006
Charge-offs	—	(4)	(31)	—	—	(103)	(138)
Recoveries	—	—	3	—	—	32	35
Provisions (reversal of)	54	(4)	763	(29)	239	50	1,073
Ending balance - September 30, 2026	$13,898	$5,562	$2,638	$533	$2,220	$125	$24,976

Nine Months Ended September 30, 2026
Beginning balance - January 1, 2026	$13,259	$5,386	$1,800	$482	$2,588	$157	$23,672
Charge-offs	(120)	(4)	(31)	—	—	(257)	(412)
Recoveries	—	4	74	—	—	87	165
Provisions (reversal of)	759	176	795	51	(368)	138	1,551
Ending balance - September 30, 2026	$13,898	$5,562	$2,638	$533	$2,220	$125	$24,976

Three Months Ended September 30, 2025
Beginning balance - July 1, 2025	$13,037	$5,204	$2,237	$450	$3,256	$169	$24,353
Charge-offs	(32)	—	—	—	—	(101)	(133)
Recoveries	—	—	1	—	—	23	24
(Reversal of) provisions	(25)	20	(203)	(40)	(401)	65	(584)
Ending balance - September 30, 2025	$12,980	$5,224	$2,035	$410	$2,855	$156	$23,660

Nine Months Ended September 30, 2025
Beginning balance - January 1, 2025	$10,578	$2,976	$1,416	$294	$1,918	$98	$17,280
Allowance established for acquired PCD loans	798	140	194	13	169	150	1,464
Charge-offs	(32)	—	(14)	—	—	(258)	(304)
Recoveries	—	—	11	—	—	53	64
Provisions	1,636	2,108	428	103	768	113	5,156
Ending balance - September 30, 2025	$12,980	$5,224	$2,035	$410	$2,855	$156	$23,660
Note 5 – Deposits
Deposits were comprised of the following as of the periods presented:

(In thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand deposits	$612,620	$553,855
Interest-bearing demand deposits	630,912	623,620
Money market	480,430	485,808
Savings	329,269	333,973
Total demand and savings	2,053,231	1,997,256
Time	455,732	452,929
Total deposits	$2,508,963	$2,450,185
Time deposits include brokered deposits totaling $45.0 million at September 30, 2026 and $59.1 million at December 31, 2025.

Scheduled maturities of time deposits at September 30, 2026 are as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Less than 1 year	$339,794	$86,211
1 - 2 years	16,123	3,723
2 - 3 years	5,236	—
3 - 4 years	2,602	—
4 - 5 years	1,775	268
Thereafter	—	—
Total time deposits	$365,530	$90,202
Note 6 – Borrowings
Short-term borrowings and weighted-average interest rates for the periods presented:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements	$19,688	0.12%	16,129	0.27%
FHLB advances	90,000	4.18	45,000	4.08
Federal funds purchased	6,821	3.89	3,611	3.64
Total	$116,509	3.48%	$64,740	3.11%
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Under an agreement with the FHLB, the Bank has short-term borrowing capacity included within its maximum borrowing capacity. All FHLB advances are collateralized by a security agreement covering qualifying loans. In addition, all FHLB advances are secured by the FHLB capital stock owned by the Bank having a par value of $13.9 million at September 30, 2026.
Long-term borrowings and their weighted-average contractual rates were comprised of the following for the periods presented:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Rate	Amount	Rate
FHLB fixed-rate advances maturing:
2026	$40,000	4.44%	$80,000	4.71%
2027	90,000	4.55	90,000	4.55
2028	35,000	4.23	35,000	4.23
2029	30,000	4.25	30,000	4.25
Trust preferred subordinated debt [1]	5,409	5.79	5,376	6.15
Subordinated debt [2]	14,516	5.88	15,000	4.00
Total	$214,925	4.56%	$255,376	4.52%
__________________________________________________________________
1 Net of purchase accounting fair value mark.
2 Net of unamortized issuance costs.
The long-term FHLB advances have a weighted average rate of 4.42% and are collateralized by the assets defined in the security agreement and FHLB capital stock described previously. Based on this collateral and ACNB’s holding of FHLB stock, ACNB is eligible to borrow up to $1.32 billion, of which $1.03 billion was available at September 30, 2026.
The trust preferred subordinated debt is comprised of debt securities issued by FCBI in December 2006 and assumed by ACNB Corporation through the acquisition of FCBI. FCBI completed the private placement of an aggregate of $6.0 million of trust preferred securities. The interest rate on the subordinated debentures is adjusted quarterly to 163 bps over the three-month CME Term SOFR plus applicable tenor spread adjustment. On September 11, 2026, the most recent interest rate reset date, the interest rate was adjusted to 5.79% through the period ending December 14, 2026. The trust preferred securities mature on December 15, 2036, and may be redeemed at par, at the Corporation’s option, on any interest payment date. The trust preferred subordinated debt is considered Tier 1 capital for the consolidated capital ratios.
On March 12, 2026, the Company entered into subordinated note purchase agreements with the Purchasers pursuant to which the Company sold and issued $15.0 million in aggregate principal amount of its 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. The 2026 Subordinated Notes bear interest at a fixed rate, for the period up to, but excluding March 15, 2031. From and including March 15, 2031 until maturity or redemption, the interest rate will adjust to a floating rate equal to a benchmark rate, which is expected to be the then-current Three-Month Term SOFR, plus 245 bps. The Company will pay interest in arrears semi-annually during the fixed interest rate period and quarterly during the floating interest rate period. The 2026 Subordinated Notes constitute unsecured and subordinated obligations of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. Subject to limited exceptions, the Company cannot redeem the 2026 Subordinated Notes before March 15, 2031. The 2026 Subordinated Notes were issued by the Corporation to the Purchasers at a price equal to 100% of their face amount. The issuance costs for the 2026 Subordinated Notes were $538 thousand and are reported net on the Consolidated Statements of Condition. The 2026 Subordinated Notes have a stated maturity of March 15, 2036, are redeemable by the Company at its option, in whole or in part, on or after March 15, 2031, and at any time upon the occurrences of certain events. The 2026 Subordinated Notes are considered Tier 2 capital for the consolidated capital ratios.
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

The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition:

	September 30, 2026		Consolidated Statements of Condition Location	December 31, 2025
(In thousands)	Notional Amount	Asset (Liability) Fair Value		Notional Amount	Asset (Liability) Fair Value
Derivatives not designated as hedging instruments:
Interest rate lock commitments:
Assets	$64,804	$1,475	Other Assets	$58,114	$1,540
Liabilities	—	(22)	Other Liabilities	—	—

Forward commitments:
Assets	13,523	235	Other Assets	8,223	4
Liabilities	—	—	Other Liabilities	23,881	(105)

Interest rate derivatives with customers:
Assets	—	—	Other Assets	5,917	91
Liabilities	54,052	(5,293)	Other Liabilities	49,849	(3,476)

Interest rate derivatives with dealer counterparties:
Assets	54,052	5,293	Other Assets	49,849	3,476
Liabilities	—	—	Other Liabilities	5,917	(91)

Risk participations:
Sold credit protection	7,000	(62)	Other Liabilities	—	—

Derivatives designated as hedging instruments:
Interest rate derivatives used in cash flow hedges:
Assets	90,000	1,624	Other Assets	20,000	48
Liabilities	—	—	Other Liabilities	25,000	(144)
The following table presents a summary of the fair value gains and losses on derivative financial instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Income Classification
(In thousands)	2026	2025	2026	2025
Interest rate lock commitments	$(234)	$(139)	$(87)	$404	Gain from mortgage loans HFS
Forward commitments	305	126	336	37	Gain from mortgage loans HFS
Sold credit protection	(3)	—	(3)	—	Other Income

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the periods presented:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Three Months Ended September 30, 2026
Interest rate derivatives	$1,270	$1,270	$—	Interest Expense	$4	$4	$—
Three Months Ended September 30, 2025
Interest rate derivatives	(125)	(125)	—	Interest Expense	38	38	—
Nine Months Ended September 30, 2026
Interest rate derivatives	1,796	1,796	—	Interest Expense	57	57	—
Nine Months Ended September 30, 2025
Interest rate derivatives	(125)	(125)	—	Interest Expense	38	38	—
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total amounts of income (expense) line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$4	$38	$57	$38
The effects of fair value or cash flow hedging:
Amount of gain (loss) reclassified from AOCI into income	4	38	57	38
Amount of gain (loss) reclassified from AOCI into income - included component	4	38	57	38
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—
During the next 12 months, the Company estimates that an additional $685 thousand will be reclassified as a reduction to interest expense.
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
An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The following tables present assets and liabilities carried at fair value and the basis of measurement used at the periods presented:

	September 30, 2026
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$903	$—	$—	$903
AFS Investment Securities:
U.S. Government and agencies		—	51,795	—	51,795
Collateralized mortgage obligations		—	85,850	—	85,850
Residential mortgage-backed securities		—	155,859	—	155,859
Commercial mortgage-backed securities		—	118,277	—	118,277
State and municipal		—	11,445	—	11,445
Corporate bonds		—	27,558	—	27,558
Total AFS Investment Securities	Recurring	$—	$450,784	$—	$450,784
Loans held for sale	Recurring	—	8,166	—	8,166
Derivative financial instruments - assets	Recurring	—	8,627	—	8,627
Individually evaluated loans	Non-recurring	—	—	453	453
Foreclosed assets held for resale	Non-recurring	—	—	569	569
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$5,377	$—	$5,377

	December 31, 2025
(In thousands)	Basis	Level 1	Level 2	Level 3	Total
Assets
Equity securities with readily determinable fair values	Recurring	$949	$—	$—	$949
AFS Investment Securities:
U.S. Government and agencies		—	59,352	—	59,352
Collateralized mortgage obligations		—	74,030	—	74,030
Residential mortgage-backed securities		—	173,688	—	173,688
Commercial mortgage-backed securities		—	122,209	—	122,209
State and municipal		—	8,450	—	8,450
Corporate bonds		—	29,165	—	29,165
Total AFS Investment Securities	Recurring	$—	$466,894	$—	$466,894
Loans held for sale	Recurring	—	28,170	—	28,170
Derivative financial instruments - assets	Recurring	—	5,159	—	5,159
Individually evaluated loans	Non-recurring	—	—	550	550
Foreclosed assets held for resale	Non-recurring	—	—	19	19
Liabilities
Derivative financial instruments - liabilities	Recurring	$—	$3,816	$—	$3,816

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Technique [1]	Unobservable Input [2]	Range	Weighted Average
September 30, 2026
Individually evaluated loans	$453	Appraisal of collateral	Appraisal adjustments	26% – 100%	84%
Foreclosed assets held for resale	569	Appraisal of collateral	Appraisal adjustments	27%	27%

December 31, 2025
Individually evaluated loans	$550	Appraisal of collateral	Appraisal adjustments	16% – 100%	43%
Foreclosed assets held for resale	19	Appraisal of collateral	Appraisal adjustments	3%	3%
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
FHLB and Atlantic Community Banker’s Bank stock represent restricted investments and are carried at cost less any impairment on the Consolidated Statements of Condition, which is a reasonable estimate of fair value. There was no impairment identified as of September 30, 2026 or December 31, 2025.

The following tables present the carrying amount and the estimated fair value of the Corporation’s financial instruments:

	September 30, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,239	$27,239	$27,239	$—	$—
Interest-bearing deposits with banks	61,119	61,119	61,119	—	—
Equity securities with readily determinable fair values	903	903	903	—	—
Investment securities AFS	450,784	450,784	—	450,784	—
Investment securities HTM	62,478	51,603	—	51,603	—
Loans held for sale	8,166	8,166	—	8,166	—
Loans, net	2,381,535	2,357,834	—	—	2,357,834
Accrued interest receivable	11,212	11,212	—	11,212	—
Derivative assets	8,627	8,627	—	8,627	—
Financial liabilities:
Demand deposits, savings and money markets	$2,053,231	$2,053,231	$—	$2,053,231	$—
Time deposits	455,732	447,793	—	447,793	—
Securities sold under repurchase agreements	19,688	19,688	—	19,688	—
Federal funds purchased	6,821	6,821	—	6,821	—
FHLB Advances	285,000	284,379	—	284,379	—
Trust preferred and subordinated debt	19,925	19,772	—	19,772	—
Accrued interest payable	1,969	1,969	—	1,969	—
Derivative liabilities	5,377	5,377	—	5,377	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,611	$20,611	$20,611	$—	$—
Interest-bearing deposits with banks	45,037	45,037	45,037	—	—
Equity securities with readily determinable fair values	949	949	949	—	—
Investment securities AFS	466,894	466,894	—	466,894	—
Investment securities HTM	63,288	57,537	—	57,537	—
Loans held for sale	28,170	28,170	—	28,170	—
Loans, net	2,306,842	2,294,388	—	—	2,294,388
Accrued interest receivable	10,950	10,950	—	10,950	—
Derivative assets	5,159	5,159	—	5,159	—
Financial liabilities:
Demand deposits, savings and money markets	$1,997,256	$1,997,256	$—	$1,997,256	$—
Time deposits	452,929	448,051	—	448,051	—
Securities sold under repurchase agreements	16,129	16,129	—	16,129	—
Federal funds purchased	3,611	3,611	—	3,611	—
FHLB Advances	280,000	282,910	—	282,910	—
Trust preferred and subordinated debt	20,376	19,626	—	19,626	—
Accrued interest payable	2,186	2,186	—	2,186	—
Derivative liabilities	3,816	3,816	—	3,816	—

Note 9 – Defined Benefit Pension Plan
The components of net periodic benefit income related to the non-contributory, defined benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Service cost	$90	$91	$270	$273
Interest cost	396	398	1,188	1,196
Expected return on plan assets	(742)	(684)	(2,226)	(2,053)
Net Periodic Benefit Income	$(256)	$(195)	$(768)	$(584)
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
The Corporation maintains a $5.0 million unsecured line of credit with a correspondent bank. The Corporation guarantees a note related to a $1.5 million commercial line of credit with a correspondent bank, with normal terms and conditions for such a line, for ACNB Insurance Services, the borrower. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services. The liability is recorded for the net drawn amount of this line, no further liability is recorded for the remaining line as to the guarantor’s obligation as the guarantor would have full recourse from all assets of its wholly-owned subsidiary. There were no advances on these lines at September 30, 2026 and at December 31, 2025.
The Corporation has not been required to perform on any financial guarantees and has not incurred any losses on its commitments during the past three years.

A summary of the Corporation’s commitments were as follows:

(In thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$527,617	$566,837
Standby letters of credit	22,527	24,387
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
Note 11 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Net Change Related to Investment Securities	Net Change Related to Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2026
Balance at July 1, 2026	$(22,218)	$259	$(1,412)	$(23,371)
Other comprehensive (loss) income	(15,291)	985	—	(14,306)
Balance at September 30, 2026	$(37,509)	$1,244	$(1,412)	$(37,677)

Nine Months Ended September 30, 2026
Balance at January 1, 2026	$(19,544)	$(109)	$(2,521)	$(22,174)
Other comprehensive (loss) income	(17,965)	1,353	1,109	(15,503)
Balance at September 30, 2026	$(37,509)	$1,244	$(1,412)	$(37,677)

Three Months Ended September 30, 2025
Balance at July 1, 2025	$(29,343)	$—	$(3,508)	$(32,851)
Other comprehensive income (loss)	4,399	(126)	—	4,273
Balance at September 30, 2025	$(24,944)	$(126)	$(3,508)	$(28,578)

Nine Months Ended September 30, 2025
Balance at January 1, 2025	$(38,160)	$—	$(3,508)	$(41,668)
Other comprehensive income (loss)	13,216	(126)	—	13,090
Balance at September 30, 2025	$(24,944)	$(126)	$(3,508)	$(28,578)

Note 12 – Segment Reporting
The Corporation has two reporting segments, the Bank and ACNB Insurance Services.
Segment information as of and for the periods listed below is as follows:

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Three Months Ended September 30, 2026
Interest and dividend income	$44,951	$1	$(1)	$44,951
Noninterest income	6,364	2,667	1	9,032
Total consolidated revenues				53,983
Interest expense	9,839	—	337	10,176
Provision for credit losses and unfunded commitments	903	—	—	903
Depreciation and amortization expense	1,361	187	—	1,548
Salaries and employee benefits	12,192	1,753	110	14,055
Other noninterest expense[2]	6,970	523	124	7,617
Income (loss) before income taxes	20,050	205	(571)	19,684
Income tax expense (benefit)	4,056	20	(119)	3,957
Net income (loss)	$15,994	$185	$(452)	$15,727
Total assets	$3,285,562	$20,029	$(4,615)	$3,300,976
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$490	$—	$—	$490

Three Months Ended September 30, 2025
Interest and dividend income	$42,490	$1	$(1)	$42,490
Noninterest income	5,866	2,545	—	8,411
Total consolidated revenues				50,901
Interest expense	10,106	—	247	10,353
Reversal of provision for credit losses and unfunded commitments	(729)	—	—	(729)
Depreciation and amortization expense	1,569	189	—	1,758
Salaries and employee benefits	11,383	1,706	102	13,191
Other noninterest expense[2]	6,967	391	54	7,412
Income (loss) before income taxes	19,060	260	(404)	18,916
Income tax (benefit) expense	4,066	65	(85)	4,046
Net income (loss)	$14,994	$195	$(319)	$14,870
Total assets	$3,233,976	$21,039	$(4,177)	$3,250,838
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$415	$15	$—	$430
__________________________________________________________________
1Includes the holding company and intercompany eliminations, including the intersegment elimination of interest income and interest expense.
2Other noninterest expense for Banking includes equipment, net occupancy, professional services, other tax, FDIC and regulatory and merger-related expenses.
Other noninterest expense for Insurance includes equipment, net occupancy and professional services expenses.

(In thousands)	Banking	Insurance	Other[1]	Consolidated
Nine Months Ended September 30, 2026
Interest and dividend income	$130,868	$2	$(2)	$130,868
Noninterest income	18,304	7,963	(143)	26,124
Total consolidated revenues				156,992
Interest expense	28,623	—	953	29,576
Provision for credit losses and unfunded commitments	1,261	—	—	1,261
Depreciation and amortization expense	4,239	563	—	4,802
Salaries and employee benefits	36,368	5,145	330	41,843
Other noninterest expense[2]	21,603	1,304	408	23,315
Income (loss) before income taxes	57,078	953	(1,836)	56,195
Income tax expense (benefit)	11,708	228	(385)	11,551
Net income (loss)	$45,370	$725	$(1,451)	$44,644
Total assets	$3,285,562	$20,029	$(4,615)	$3,300,976
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$1,340	$—	$—	$1,340

Nine Months Ended September 30, 2025
Interest and dividend income	$120,356	$3	$(3)	$120,356
Noninterest income	16,666	7,600	11	24,277
Total consolidated revenues				144,633
Interest expense	29,373	—	744	30,117
Provision for credit losses and unfunded commitments	4,177	—	—	4,177
Depreciation and amortization expense	4,402	574	—	4,976
Salaries and employee benefits	34,701	4,740	304	39,745
Other noninterest expense[2]	30,916	1,146	279	32,341
Income (loss) before income taxes	33,453	1,143	(1,319)	33,277
Income tax expense (benefit)	7,006	296	(271)	7,031
Net income (loss)	$26,447	$847	$(1,048)	$26,246
Total assets	$3,233,976	$21,039	$(4,177)	$3,250,838
Goodwill	$56,064	$8,385	$—	$64,449
Capital expenditures	$870	$34	$—	$904
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
Financial results for the nine months ended September 30, 2025 were impacted by two discrete items that were related to the Acquisition of Traditions Bancorp, Inc. which was completed on February 1, 2025: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses totaling $7.9 million, net of taxes. Financial results for the nine months ended September 30, 2025 include ACNB’s standalone results for the month of January 2025.
The following table presents a summary of the Corporation’s earnings and selected performance and asset quality ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$15,727	$14,870	$44,644	$26,246
Diluted earnings per share	$1.55	$1.42	$4.36	$2.56
Cash dividends declared	$0.42	$0.34	$1.72	$1.00
Return on average assets (annualized)	1.87%	1.80%	1.81%	1.11%
Return on average equity (annualized)	14.67%	14.66%	14.06%	9.12%
Net interest margin[1]	4.56%	4.27%	4.53%	4.19%
Non-performing loans to total loans, net of unearned income[2]	0.45%	0.43%	0.45%	0.43%
Non-performing assets to total assets[3]	0.34%	0.31%	0.34%	0.31%
Net charge-offs to average loans outstanding (annualized)	0.02%	0.02%	0.01%	0.01%
Allowance for credit losses to total loans, net of unearned income	1.04%	1.01%	1.04%	1.01%
__________________________________________________________________
1 Income on interest-earning assets has been computed on an FTE basis using the 21% federal income tax statutory rate.
2 Non-performing loans consists of loans on nonaccrual status and loans greater than 90 days past due and still accruing interest.
3 Non-performing assets consists of non-performing loans and foreclosed assets held for resale.
Summary Financial Results
•Net Interest Income — Net interest income was $34.8 million for the three months ended September 30, 2026 compared to $32.1 million for the same period of 2025, an increase of $2.6 million. For the nine months ended September 30, 2026, net interest income was $101.3 million compared to $90.2 million for the same period of 2025, an increase of $11.1 million. The increase in net interest income was driven primarily by loan growth and loans and investment securities funded at higher rates than those that paid off or matured, and the continued benefit of lower funding costs. In addition, the yield on investment securities during the nine months ended September 30, 2026 compared to the same period in the prior year was impacted by a repositioning of the investment securities portfolio completed during the three months ended December 31, 2025.
◦Net Interest Margin — FTE net interest margin increased to 4.56% for the three months ended September 30, 2026 compared to 4.27% in the same period of 2025, an increase of 29 bps. FTE net interest margin increased to 4.53% for the nine months ended September 30, 2026 compared to 4.19% in the same period of 2025, an increase of 34 bps. The accretion impact of acquisition accounting adjustments on loans and deposits from the

Acquisition was $1.6 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and $5.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively.
◦Loan Growth — Average loans increased $60.6 million for the three months ended September 30, 2026, compared to the same period of 2025, driven primarily by growth in the commercial real estate portfolio and increased $104.6 million for the nine months ended September 30, 2026, compared to the same period of 2025 driven primarily by growth in the commercial real estate portfolio and the Acquisition.
◦Deposit Growth — Average noninterest-bearing deposits increased $21.6 million and $27.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025 driven primarily by promotional incentives on commercial checking accounts and the Acquisition. Average interest-bearing deposits increased $1.4 million for three months ended September 30, 2026 compared to the same period of 2025 driven primarily by an increase in time deposits due to ongoing promotions and organic growth in interest-bearing demand deposits partially offset by attrition of higher cost money market deposits from the Acquisition. Average interest-bearing deposits increased $45.9 million for the nine months ended September 30, 2026 compared to the same period of 2025 driven primarily by the timing of the Acquisition.
◦Yield on Average Earning Assets — For the three and nine months ended September 30, 2026, the yields on average earning assets were 5.88% and 5.84%, respectively, an increase of 24 and 26 bps compared to the same periods of 2025.
◦Rate on Average Interest-bearing Liabilities — For the three and nine months ended September 30, 2026, the rates on average interest-bearing liabilities were 1.80% and 1.76%, respectively, a decrease of 3 and 8 bps, respectively, compared to the same periods of 2025.
•Asset Quality — The allowance for credit losses was $25.0 million at September 30, 2026, compared to $23.7 million at December 31, 2025. The increase was driven primarily by a specific allowance allocation on a relationship in the commercial and industrial portfolio and, to a lesser extent, loan growth; Management does not believe the increase is indicative of a general weakness in the overall loan portfolio but rather the increase is driven primarily by an isolated credit issue specific to an individual borrower.
◦Annualized net charge-offs to total average loans outstanding for both the three and nine months ended September 30, 2026 and 2025 were 0.02% and 0.01%, respectively.
◦Non-performing loans were $10.7 million, or 0.45%, of total loans at September 30, 2026 compared to $10.0 million, or 0.43%, of total loans at September 30, 2025. The increase was driven primarily by the migration of four loans to three unrelated borrowers totaling $1.4 million to nonaccrual and an increase in greater than or equal to 90 days past due and accruing partially offset by charge-offs, the movement of several loans to foreclosed assets held for resale and paydowns.
•Noninterest income — Noninterest income was $9.0 million and $26.1 million for the three and nine months ended September 30, 2026, respectively, an increase of $621 thousand and $1.8 million, respectively, for the same periods of 2025. The increase for the three months ended September 30, 2026 was driven primarily by the gain on life insurance proceeds as the result of a death benefit received, partially offset by lower gain from mortgage loans held for sale. In addition to the impact of the Acquisition, the increase for the nine months ended September 30, 2026 compared to the same period of 2025 was driven primarily by the gain on life insurance proceeds, earnings on investment in bank-owned life insurance and higher wealth management income.
•Noninterest expenses — Noninterest expense was $23.2 million and $70.0 million for the three and nine months ended September 30, 2026, respectively, an increase of $859 thousand and a decrease of $7.1 million for the same periods of 2025, respectively. The increase was driven primarily by higher salaries and employee benefits expenses and professional services expenses partially offset by merger-related expenses due to the Acquisition during the three months ended September 30, 2025. The decrease for the nine months ended September 30, 2026 was driven primarily by merger-related expenses due to the Acquisition.
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
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes in the interest rate environment which may directly impact prepayment and curtailment rate assumption, and changes in the financial condition of borrowers. As of September 30, 2026, the Company believes that its ACL was adequate.
RESULTS OF OPERATIONS
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Net income for the three months ended September 30, 2026 was $15.7 million, or $1.55 diluted earnings per share, compared to net income of $14.9 million, or $1.42 diluted earnings per share for the same period of 2025, an increase of $857 thousand, or $0.13 diluted earnings per share. The financial results for the three months ended September 30, 2025 were impacted by merger-related expenses, net of taxes, totaling $131 thousand.
Net Interest Income
Net interest income totaled $34.8 million for the three months ended September 30, 2026 compared to $32.1 million for the same period of 2025, an increase of $2.6 million. The FTE net interest margin for the three months ended September 30, 2026 was 4.56%, a 29 bps increase from 4.27% for the same period of 2025. The increase in net interest income and FTE net interest margin was driven primarily by loan growth, higher yielding assets and the continued benefit of lower funding costs. In addition, the repositioning of the investment securities portfolio completed during the three months ended December 31, 2025 contributed to higher yields. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $1.6 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q.

The following table provides a comparative average Consolidated Statement of Condition and net interest income analysis for the periods presented. Interest income and yields are presented on an FTE basis. The discussion following this table is based on these tax equivalent amounts.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,362,793	$38,776	6.51%	$2,298,054	$36,961	6.38%
Tax-exempt	54,497	452	3.29	58,587	410	2.78
Total Loans [2]	2,417,290	39,228	6.44	2,356,641	37,371	6.29
Investment Securities:
Taxable	488,625	4,711	3.83	485,309	3,762	3.08
Tax-exempt	55,863	409	2.90	53,165	356	2.66
Total Investment Securities [3]	544,488	5,120	3.73	538,474	4,118	3.03
Interest-bearing deposits with banks	81,724	784	3.81	103,290	1,162	4.46
Total Earning Assets	3,043,502	45,132	5.88	2,998,405	42,651	5.64
Cash and due from banks	27,793			26,709
Premises and equipment	28,066			31,514
Other assets	256,267			245,899
Allowance for credit losses	(23,981)			(24,312)
Total Assets	$3,331,647			$3,278,215

LIABILITIES
Interest-bearing demand deposits	$641,483	$652	0.40%	$616,565	$570	0.37%
Money markets	480,604	2,282	1.88	510,655	2,530	1.97
Savings deposits	331,158	27	0.03	335,083	26	0.03
Time deposits	465,062	3,698	3.15	454,625	3,746	3.27
Total Interest-Bearing Deposits	1,918,307	6,659	1.38	1,916,928	6,872	1.42
Short-term borrowings	115,889	969	3.32	70,389	513	2.89
Long-term borrowings	214,900	2,548	4.70	255,358	2,968	4.61
Total Borrowings	330,789	3,517	4.22	325,747	3,481	4.24
Total Interest-Bearing Liabilities	2,249,096	10,176	1.80	2,242,675	10,353	1.83
Noninterest-bearing demand deposits	615,423			593,800
Other liabilities	41,690			39,397
Stockholders’ Equity	425,438			402,343
Total Liabilities and Stockholders’ Equity	$3,331,647			$3,278,215
Taxable Equivalent Net Interest Income		34,956			32,298
Taxable Equivalent Adjustment		(181)			(161)
Net Interest Income		$34,775			$32,137
Cost of Funds			1.41%			1.45%
FTE Net Interest Margin			4.56%			4.27%
__________________________________________________________________
1 Income on interest-earning assets has been computed on an FTE basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the three months ended September 30, 2026 compared to the same period of 2025:

	2026 versus 2025
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST-EARNING ASSETS
Loans:
Taxable	$1,041	$774	$1,815
Tax-exempt	(29)	71	42
Total Loans [2]	1,012	845	1,857
Investment Securities
Taxable	26	923	949
Tax-exempt	18	35	53
Total Investment Securities [3]	44	958	1,002
Interest-bearing deposits with banks	(242)	(136)	(378)
Total	$814	$1,667	$2,481
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$23	$59	$82
Money markets	(149)	(99)	(248)
Savings deposits	—	1	1
Time deposits	86	(134)	(48)
Total Interest-Bearing Deposits	(40)	(173)	(213)
Short-term borrowings	331	125	456
Long-term borrowings	(470)	50	(420)
Total Borrowings	(139)	175	36
Total	(179)	2	(177)
Change in Net Interest Income	$993	$1,665	$2,658
__________________________________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

Total FTE interest income increased $2.5 million during the three months ended September 30, 2026 compared to the same period of 2025, driven primarily by an increase in yield of interest-earning assets, which was driven primarily by the repositioning of the investment securities portfolio, as well as loans and investment securities funded at higher rates than those that paid off or matured. Also contributing to the increase was growth of $60.6 million in average loan balances primarily in the commercial real estate portfolio.
Total interest expense decreased $177 thousand during the three months ended September 30, 2026 compared to the same period of 2025, driven primarily by lower average balances and costs of interest-bearing deposits, mainly a result of attrition of higher cost money market and time deposits that were from the Acquisition, as well as lower average borrowings.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses was $1.1 million for the three months ended September 30, 2026 compared to a reversal of $584 thousand for the same period of 2025, and was driven primarily by a specific allowance allocation on a relationship in the commercial and industrial portfolio and, to a lesser extent, loan growth; management does not believe the increase is indicative of a general weakness in the overall loan portfolio but rather the increase is driven primarily by an isolated credit issue specific to an individual borrower. The reversal of the provision for unfunded commitments was $170 thousand for the three months ended September 30, 2026 compared to a reversal of $145 thousand for the same period of 2025 driven primarily by a reduction in exposure. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments on a quarterly basis.

Noninterest Income
The following table presents the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST INCOME
Insurance commissions	$2,667	$2,545	$122	4.8%
Gain from mortgage loans held for sale	1,000	1,463	(463)	(31.6)
Service charges on deposits	1,304	1,286	18	1.4
Wealth management	1,253	1,125	128	11.4
ATM debit card charges	932	904	28	3.1
Earnings on investment in bank-owned life insurance	776	651	125	19.2
Gain on life insurance proceeds	687	—	687	100.0
Other	448	428	20	4.7
Net (losses) gains on equity securities	(35)	9	(44)	N/M
Total Noninterest Income	$9,032	$8,411	$621	7.4%
The more significant variations by category:
•The decrease in gain from mortgage loans held for sale was driven primarily by a decrease in loan originations as a result of rate volatility
•The increase in wealth management was driven primarily by growth in assets under management due to new business generation and positive market impacts
•The increase in earnings on investment in bank-owned life insurance was driven primarily by the purchase of new policies in the fourth quarter of 2025
•The gain on life insurance proceeds was the result of a death benefit received on life insurance policies in the current quarter for a former officer
Noninterest Expenses
The following table presents the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$14,055	$13,191	$864	6.5%
Equipment	2,313	2,302	11	0.5
Net occupancy	1,208	1,217	(9)	(0.7)
Intangible assets amortization	1,017	1,129	(112)	(9.9)
Professional services	801	588	213	36.2
Other tax	661	561	100	17.8
FDIC and regulatory	440	457	(17)	(3.7)
Merger-related	—	169	(169)	(100.0)
Other	2,725	2,747	(22)	(0.8)
Total Noninterest Expenses	$23,220	$22,361	$859	3.8%
The more significant fluctuations by category:
•The increase in salaries and employee benefits was driven primarily by higher incentive compensation expenses, merit increases and higher employee insurance expense

•The increase in professional services was driven primarily by higher legal and advisory services related to corporate initiative expenses, including software modernization and employee stock purchase plan fees
•The increase in other tax was driven primarily by asset and capital growth
•The decrease in merger-related was driven by the lack of Acquisition related expenses in the current period
Income Taxes
The Corporation recognized income tax expense of $4.0 million during both the three months ended September 30, 2026 and 2025. The provision for income taxes reflects a combined Federal and State ETR of 20.1% and 21.4% for the three months ended September 30, 2026 and 2025, respectively. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but not limited to, interest income on tax-free loans and investment securities, income from bank-owned life insurance policies, death benefits received on life insurance policies, federal income tax credits and the impact of non-tax deductible expenses such as certain merger-related costs and state taxes.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Net income for the nine months ended September 30, 2026 was $44.6 million, or $4.36 diluted earnings per share, compared to net income of $26.2 million, or $2.56 diluted earnings per share for the same period of 2025, an increase of $18.4 million and $1.80 diluted earnings per share. The increase in net income for the nine months ended September 30, 2026 was driven primarily by higher net interest income and the impact of two discrete items for the nine months ended September 30, 2025 that were related to the Acquisition: a provision for credit losses on non-PCD loans of $4.2 million, net of taxes, and merger-related expenses totaling $7.9 million, net of taxes. Financial results for the nine months ended September 30, 2025 include ACNB’s standalone results for the month of January 2025.
Net Interest Income
Net interest income totaled $101.3 million for the nine months ended September 30, 2026 compared to $90.2 million for the same period of 2025, an increase of $11.1 million. The FTE net interest margin for the nine months ended September 30, 2026 was 4.53%, a 34 bps increase from 4.19% for the same period of 2025. The increases were driven primarily by loan growth and loans and investment securities funded at higher rates than those that paid off or matured, and the continued benefit of lower funding costs. In addition, the yield on investment securities was impacted by a repositioning of the investment securities portfolio completed during the three months ended December 31, 2025. The accretion impact of acquisition accounting adjustments on loans and deposits from the Acquisition was $5.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table provides a comparative average balance sheet and net interest income analysis for the periods presented. The discussion following this table is based on these taxable-equivalent amounts.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest [1]	Yield/ Rate	Average Balance	Interest [1]	Yield/ Rate
ASSETS
Loans:
Taxable	$2,333,318	$112,961	6.47%	$2,225,652	$105,192	6.32%
Tax-exempt	55,401	1,322	3.19	58,489	1,181	2.70
Total Loans [2]	2,388,719	114,283	6.40	2,284,141	106,373	6.23
Investment Securities:
Taxable	491,035	13,895	3.78	472,212	10,594	3.00
Tax-exempt	55,948	1,211	2.89	54,023	1,078	2.67
Total Investment Securities [3]	546,983	15,106	3.69	526,235	11,672	2.97
Interest-bearing deposits with banks	71,573	2,011	3.76	84,717	2,785	4.40
Total Earning Assets	3,007,275	131,400	5.84	2,895,093	120,830	5.58
Cash and due from banks	26,046			24,330
Premises and equipment	29,135			31,151
Other assets	253,678			242,143
Allowance for credit losses	(23,742)			(22,971)
Total Assets	$3,292,392			$3,169,746

LIABILITIES
Interest-bearing demand deposits	$636,141	$1,707	0.36%	$601,064	$1,608	0.36%
Money markets	486,636	6,775	1.86	498,468	7,220	1.94
Savings deposits	333,987	79	0.03	336,185	80	0.03
Time deposits	471,306	11,099	3.15	446,482	11,244	3.37
Total Interest-Bearing Deposits	1,928,070	19,660	1.36	1,882,199	20,152	1.43
Short-term borrowings	88,057	2,084	3.16	51,324	1,148	2.99
Long-term borrowings	224,500	7,832	4.66	256,080	8,817	4.60
Total Borrowings	312,557	9,916	4.24	307,404	9,965	4.33
Total Interest-Bearing Liabilities	2,240,627	29,576	1.76	2,189,603	30,117	1.84
Noninterest-bearing demand deposits	584,712			556,992
Other liabilities	42,548			38,543
Stockholders’ Equity	424,505			384,608
Total Liabilities and Stockholders’ Equity	$3,292,392			$3,169,746
Taxable Equivalent Net Interest Income		101,824			90,713
Taxable Equivalent Adjustment		(532)			(474)
Net Interest Income		$101,292			$90,239
Cost of Funds			1.40%			1.47%
FTE Net Interest Margin			4.53%			4.19%
__________________________________________________________________
1 Income on interest-earning assets has been computed on an FTE basis using the 21% federal income tax statutory rate.
2 Average balances include non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.

The following table analyzes the relative impact on FTE net interest income attributed to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates for the nine months ended September 30, 2026 compared to the same period of 2025:

	2026 versus 2025
(Dollars in thousands)	Volume	Yield/Rate [1]	Net
INTEREST-EARNING ASSETS
Loans
Taxable	$5,089	$2,680	$7,769
Tax-exempt	(62)	203	141
Total Loans [2]	5,027	2,883	7,910
Investment Securities
Taxable	422	2,879	3,301
Tax-exempt	38	95	133
Total Investment Securities [3]	460	2,974	3,434
Interest-bearing deposits with banks	(433)	(341)	(774)
Total	$5,054	$5,516	$10,570
INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$94	$5	$99
Money markets	(172)	(273)	(445)
Savings deposits	—	(1)	(1)
Time deposits	626	(771)	(145)
Total Interest-Bearing Deposits	548	(1,040)	(492)
Short-term borrowings	821	115	936
Long-term borrowings	(1,087)	102	(985)
Total Borrowings	(266)	217	(49)
Total	282	(823)	(541)
Change in Net Interest Income	$4,772	$6,339	$11,111
__________________________________________________________________
1 The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.
2 Based on average balances and includes non-accrual loans and are net of unearned income.
3 Average balance of investment securities is computed at fair value.
Total FTE interest income increased $10.6 million during the nine months ended September 30, 2026 compared to the same period of 2025 driven primarily by loan growth and higher yielding assets. Average loan balances grew $104.6 million concentrated in the commercial real estate portfolio. The repositioning of the investment securities portfolio which was completed during the three months ended December 31, 2025 contributed to higher yields on the investment securities portfolio.
Total interest expense decreased $541 thousand during the nine months ended September 30, 2026 compared to the same period of 2025 driven primarily by lower average costs of interest-bearing deposits, as a result of attrition of higher cost money market and time deposits from the Acquisition. The average cost of interest-bearing deposits was 1.36% for the nine months ended September 30, 2026, a decrease of 7 bps compared to the same period of 2025.
Provision for Credit Losses and Unfunded Commitments
The provision for credit losses was $1.6 million for the nine months ended September 30, 2026 compared to $5.2 million for the same period of 2025. The 2025 provision expense was driven primarily by a provision for credit losses of $5.5 million for acquired non-PCD loans, and the provision for 2026 was driven primarily by a specific allowance allocation on a relationship in the commercial and industrial portfolio and, to a lesser extent, loan growth. The provision for unfunded commitments was a reversal of $290 thousand compared to a reversal of $979 thousand for the same period of 2025. The reversal of the provision for unfunded commitments for the nine months ended September 30, 2025 was impacted by the incorporation of post-COVID data which resulted in lower loss rates utilized within the Bank’s ACL model. The Corporation assesses risks and reserves required compared with the balances in the ACL and unfunded commitments on a quarterly basis.
Noninterest Income
The following table presents the components of noninterest income:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST INCOME
Insurance commissions	$7,786	$7,600	$186	2.4%
Gain from mortgage loans held for sale	3,689	3,893	(204)	(5.2)
Service charges on deposits	3,782	3,559	223	6.3
Wealth management	3,604	3,275	329	10.0
ATM debit card charges	2,771	2,640	131	5.0
Earnings on investment in bank-owned life insurance	2,269	1,858	411	22.1
Gain on assets held for sale	177	—	177	100.0
Gain on life insurance proceeds	861	285	576	N/M
Other	1,182	1,119	63	5.6
Net gains on sales or calls of investment securities	49	22	27	122.7
Net (losses) gains on equity securities	(46)	26	(72)	N/M
Total Noninterest Income	$26,124	$24,277	$1,847	7.6%
The more significant variations by category:
•The increase in wealth management was driven primarily by growth in assets under management due to new business generation and positive market impacts
•The increase in earnings on investment in bank-owned life insurance was driven primarily by the purchase of new policies in the fourth quarter of 2025
•The increase in gain on assets HFS was the result of a sale of a building previously used by ACNB Insurance Services
•Gain on life insurance proceeds for both periods was the result of death benefits received on life insurance policies for former officers/director
Noninterest Expenses
The following table presents the components of noninterest expense:

	Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2026	2025	$	%
NONINTEREST EXPENSES
Salaries and employee benefits	$41,843	$39,745	$2,098	5.3%
Equipment	7,465	7,121	344	4.8
Net occupancy	3,950	3,936	14	0.4
Intangible assets amortization	3,101	3,127	(26)	(0.8)
Professional services	2,215	1,908	307	16.1
Other tax	1,555	1,308	247	18.9
FDIC and regulatory	1,341	1,293	48	3.7
Merger-related	—	10,143	(10,143)	(100.0)
Other	8,490	8,481	9	0.1
Total Noninterest Expenses	$69,960	$77,062	$(7,102)	(9.2)%

The more significant fluctuations by category:
•The increase in salaries and employee benefits was driven primarily by an increased number of employees attributable to the Acquisition, merit increases, and higher incentive compensation, restricted stock expense, mortgage commissions and employee health insurance expense
•The increase in equipment was driven primarily by the Acquisition and the implementation of additional products into the core processing system
•The increase in professional services was driven primarily by higher legal and advisory services related to corporate initiative expenses, including software modernization and employee stock purchase plan fees
•The increase in other tax was driven primarily by asset and capital growth
•The decrease in merger-related was driven by the lack of Acquisition-related expenses in the current period
Income Taxes

The Corporation recognized income taxes of $11.6 million for the nine months ended September 30, 2026 compared to $7.0 million during the same period of 2025. The provision for income taxes for the nine months ended September 30, 2026 and 2025 reflect a combined Federal and State ETR of 20.6% and 21.1%, respectively. The variances from the federal statutory rate of 21% are generally due to tax-free income, which includes, but is not limited to, interest income on tax-free loans and investment securities, income from bank-owned life insurance policies, death benefits received on life insurance policies, federal income tax credits and the impact of non-tax deductible expenses such as certain merger-related costs and state taxes.

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
Total investment securities were $514.2 million at September 30, 2026 compared to $531.1 million at December 31, 2025. At September 30, 2026, the investment securities balance included a net unrealized loss on AFS investment securities of $47.6 million on amortized cost of $498.4 million compared to a net unrealized loss of $24.2 million on amortized cost of $491.1 million at December 31, 2025. At September 30, 2026, the investment securities balance included HTM investment securities with an amortized cost of $62.5 million and a fair value of $51.6 million as compared to an amortized cost of $63.3 million and a fair value of $57.5 million at December 31, 2025.
The Corporation does not own investments consisting of pools of Alt-A or subprime mortgages, private label mortgage-backed securities, or trust preferred investments.
Loans
The following table presents the composition of the loan portfolio:

			Increase (Decrease)
(In thousands)	September 30, 2026	December 31, 2025	$	%
Commercial real estate	$1,324,489	$1,273,813	$50,676	4.0%
Residential mortgage	605,815	599,051	6,764	1.1
Commercial and industrial	217,195	205,452	11,743	5.7
Home equity lines of credit	122,840	127,341	(4,501)	(3.5)
Real estate construction	128,349	116,680	11,669	10.0
Consumer	10,252	10,140	112	1.1
Gross loans	2,408,940	2,332,477	76,463	3.3
Unearned income	(2,429)	(1,963)	(466)	(23.7)
Total loans, net of unearned income	$2,406,511	$2,330,514	$75,997	3.3%

Total loans, net of unearned income, increased $76.0 million, or 3.3%, from December 31, 2025 to September 30, 2026. The increase was driven primarily by growth in the commercial real estate, commercial and industrial and real estate construction portfolios. Total acquisition accounting adjustments on loans were $12.9 million and $18.2 million at September 30, 2026 and December 31, 2025, respectively. The majority of the loan acquisition accounting adjustments are expected to accrete back through as income as loans amortize and pay off. ACNB does not have a significant concentration of credit risk with any single borrower, industry, or geographic location other than within its Market Area.
The commercial real estate portfolio, which includes farmland, multifamily, owner-occupied and non-owner occupied commercial real estate, grew $50.7 million, or 4.0%, compared to December 31, 2025 driven primarily by farmland ($42.0 million), owner-occupied balances ($18.0 million) and multifamily ($12.3 million) partially offset by a decrease in non-owner occupied balances ($24.6 million). The following data related to the commercial real estate portfolio through the breakout charts excludes the impact of the acquisition accounting adjustments on loans. The collateral for these loans is primarily spread across Pennsylvania and Maryland at 66.3% and 31.5%, respectively, as of September 30, 2026, compared to 65.8% and 32.1%, respectively, as of December 31, 2025. Less than 2% of the portfolio is for real estate in urban areas of Baltimore, Maryland and Philadelphia, Pennsylvania. The largest sectors of the commercial real estate portfolio are retail and mixed-use commercial rental units, office complexes, apartment complexes and hotels, motels and bed and breakfast entities. Non-owner occupied commercial real estate represented 63.1% of the commercial real estate portfolio. Non-owner occupied commercial real estate borrowers are geographically dispersed throughout ACNB’s Market Area and are leasing commercial properties to a varied group of tenants including medical offices, retail space, and other commercial purpose facilities. Because of the varied nature of the tenants, in aggregate, management believes that these loans present an acceptable risk when compared to commercial loans in general.
The following chart details the percentage of the various categories included in the portfolio:
_____________________________________________________________
1 Constitutes over 40 loan categories that do not fit into the categories presented above, with no loan category representing more than 3% of the total.
The concentration of non-owner occupied commercial real estate, construction and multi-family was 224.7% of total risk-based capital of the Bank as of September 30, 2026 compared to 239.0% of total risk-based capital of the Bank as of December 31, 2025.
Residential real estate mortgages totaled $605.8 million, an increase of $6.8 million, or 1.1%, compared to December 31, 2025. Included in the residential real estate mortgages are $230.4 million of commercial loans and $58.5 million of consumer loans secured by residential real estate mortgages. Approximately 85% of the first liens have a loan to value, based on the current balance to the origination value of the property, of 80% or lower. Total residential real estate mortgages include $48.8 million of junior liens. Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a senior security position in the case of foreclosure liquidation of collateral to extinguish the debt.
Commercial and industrial totaled $217.2 million, an increase of $11.7 million, or 5.7%, compared to December 31, 2025 driven primarily by three new relationships in the Lancaster and Berks regions.
Allowance for Credit Losses and Asset Quality
The ACL at September 30, 2026 was $25.0 million, or 1.04% of total loans, net of unearned income, as compared to $23.7 million, or 1.02% of loans, at December 31, 2025 and $23.7 million, or 1.01% of loans, at September 30, 2025.
Changes in the ACL were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$24,006	$24,353	$23,672	$17,280
Initial allowance established for acquired PCD loans	—	—	—	1,464
Provision for (reversal of) credit losses	1,073	(584)	1,551	5,156
Loans charged-off	(138)	(133)	(412)	(304)
Recoveries on charged-off loans	35	24	165	64
Ending balance	$24,976	$23,660	$24,976	$23,660

Net charge-offs to average loans (annualized)	0.02%	0.02%	0.01%	0.01%
Allowance for credit losses to total loans	1.04%	1.01%	1.04%	1.01%
Information on nonaccrual loans, by collateral type rather than loan segment is as follows:

(Dollars in thousands)	Number of Credit Relationships	Balance	Current Specific Loss Allocations	Current Year Charge-Offs	Location	Originated
September 30, 2026
Commercial real estate	9	$2,859	$—	$—	In market	2006-2022
Business assets	6	2,761	838	—	In market	2009-2023
Residential real estate	6	1,767	49	—	In market	2019-2022
Total	21	$7,387	$887	$—

December 31, 2025
Commercial real estate	10	$3,961	$—	$—	In market	2006-2024
Business assets	5	1,971	259	—	In market	2009-2023
Residential real estate	6	1,935	131	—	In market	2019-2022
Total	21	$7,867	$390	$—
Nonaccrual loans decreased $480 thousand from December 31, 2025 to September 30, 2026 driven primarily by the movement of several loans to foreclosed assets held for resale and a pay-off. All nonaccrual loans are to borrowers located within ACNB’s Market Area and were originated by ACNB’s banking subsidiary or were part of a previous acquisition.
Assets Held for Sale
Assets HFS totaled $2.3 million at September 30, 2026 and was comprised of a building in Maryland that the Corporation intends to sell.

Deposits
Deposits were comprised of the following:

			Increase (Decrease)
(In thousands)	September 30, 2026	December 31, 2025	$	%
Noninterest-bearing demand deposits	$612,620	$553,855	$58,765	10.6%
Interest-bearing demand deposits	630,912	623,620	7,292	1.2
Money market	480,430	485,808	(5,378)	(1.1)
Savings	329,269	333,973	(4,704)	(1.4)
Total demand and savings	2,053,231	1,997,256	55,975	2.8
Time	455,732	452,929	2,803	0.6
Total deposits	$2,508,963	$2,450,185	$58,778	2.4%

ACNB relies on deposits as a primary source of funds for lending activities. The increase in deposits from December 31, 2025 to September 30, 2026 was driven primarily by the increase in noninterest-bearing demand deposits and interest-bearing demand deposits. The increase in noninterest-bearing demand deposits was driven primarily by promotional incentives on commercial checking accounts and a seasonal influx of municipal deposits. The increase in interest-bearing demand deposits was driven primarily by an influx of seasonal municipal deposits. Historically, deposit balances fluctuate reflecting different balance levels held by local companies, government units and school districts during different times of the year. Included in total deposits at September 30, 2026 were municipal deposits totaling $136.4 million, or 5.4%, of total deposits compared to $119.3 million, or 4.9%, of total deposits at December 31, 2025. Time deposits included $45.0 million of brokered time deposits compared to $59.1 million at December 31, 2025, a decrease of $14.1 million. The loan-to-deposit ratio was 95.92% at September 30, 2026 compared to 95.12% at December 31, 2025.

ACNB’s deposit pricing function employs a disciplined pricing approach based upon liquidity needs and alternative funding rates, but also strives to price deposits to be competitive with local competition, including local government investment trusts, credit unions and larger regional banks. Based on total Bank deposits outstanding, consumer and commercial constituted approximately 59% and 41%, respectively, of total Bank deposits as of September 30, 2026 compared to approximately 61% and 39%, respectively, as of December 31, 2025. The ratio of uninsured and non-collateralized Bank deposits to total Bank deposits was 18.7% at September 30, 2026. As of September 30, 2026, cash on hand, the fair value of unencumbered investment securities and collateralized borrowing capacities at the FHLB and the Discount Window at the Bank were 322.0% of uninsured and non-collateralized Bank deposits. At September 30, 2026, deposits from the 20 largest external unrelated depositors of the Bank totaled $181.4 million, or 7.2%, of total Bank deposits compared to $177.2 million, or 7.2%, of total Bank deposits at December 31, 2025.
Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase, short-term borrowings from the FHLB and federal funds purchased. Agreements to repurchase accounts are within the commercial and local government customer base and have attributes similar to core deposits. Investment securities are pledged in sufficient amounts to collateralize these agreements. Short-term FHLB borrowings are used for general balance sheet management. As of September 30, 2026, short-term borrowings were $116.5 million, an increase of $51.8 million compared to $64.7 million at December 31, 2025. Short-term FHLB advances were $90.0 million at September 30, 2026 compared to $45.0 million at December 31, 2025, the increase from prior periods was used to fund loan growth. Compared to December 31, 2025, securities sold under repurchase agreements balances increased by $3.6 million, or 22.1%, due to normal changes in the cash flow position of ACNB’s commercial and local government customer base.
Long-term borrowings consist of longer-term advances from the FHLB, trust preferred subordinated debt and subordinated debt. Long-term borrowings totaled $214.9 million at September 30, 2026 compared to $255.4 million at December 31, 2025. During the nine months ended September 30, 2026 the Company paid off $40.0 million of long-term FHLB borrowings. On March 12, 2026, the Company sold and issued $15.0 million in aggregate principal amount 5.875% fixed-to-floating rate subordinated notes due March 15, 2036. On March 31, 2026, the Company redeemed the $15.0 million in aggregate principal amount 4.00% fixed-to-floating rate subordinated notes that were issued on March 30, 2021. Additional borrowings will be used when necessary for a variety of risk management and funding purposes. See the Liquidity discussion below for more information on the Corporation’s ability to borrow.

Capital
ACNB’s capital management strategies are developed to provide an appropriate risk-adjusted rate of return, in the opinion of management, to shareholders, while maintaining levels above its internal minimums and “well-capitalized” regulatory position in relationship to its risk exposure. Total stockholders’ equity was $420.5 million at September 30, 2026 compared to $420.0 million at December 31, 2025. The increase to stockholders’ equity was driven by net income of $44.6 million, common stock shares issued of $750 thousand and compensation expense for restricted shares and ESPP of $1.6 million partially offset by cash dividends paid to ACNB Corporation stockholders of $17.5 million, common stock repurchases of $13.5 million and a $15.5 million change in other comprehensive losses driven primarily by unrealized losses in AFS investment securities.
ACNB Corporation has a Dividend Reinvestment and Stock Purchase Plan that provides registered holders of ACNB Corporation common stock with a convenient way to purchase additional shares of common stock by permitting participants in the plan to automatically reinvest cash dividends on all or a portion of the shares owned and to make quarterly voluntary cash payments under the terms of the plan. Participation in the plan is voluntary, and there are eligibility requirements to participate in the plan. During the nine months ended September 30, 2026, 16,753 shares were issued under this plan with proceeds in the amount of $926 thousand.
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

The capital ratios are as follows:

	Actual	For Capital Adequacy Purposes [1]	To Be Well Capitalized Under Prompt Corrective Action Regulations [2]
September 30, 2026
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.77%	4.00%	N/A
ACNB Bank	11.47%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.01%	4.50%	N/A
ACNB Bank	14.83%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	15.23%	6.00%	N/A
ACNB Bank	14.83%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.81%	8.00%	N/A
ACNB Bank	15.84%	8.00%	10.00%
December 31, 2025
Tier 1 Leverage Capital (to average assets)
ACNB Corporation	11.40%	4.00%	N/A
ACNB Bank	10.92%	4.00%	5.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.74%	4.50%	N/A
ACNB Bank	14.32%	4.50%	6.50%
Tier 1 Capital (to risk-weighted assets)
ACNB Corporation	14.96%	6.00%	N/A
ACNB Bank	14.32%	6.00%	8.00%
Total Capital (to risk-weighted assets)
ACNB Corporation	16.54%	8.00%	N/A
ACNB Bank	15.30%	8.00%	10.00%
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
At September 30, 2026, ACNB’s banking subsidiary had borrowing capacity of approximately $1.32 billion from the FHLB, of which $1.03 billion was available. At September 30, 2026, ACNB’s banking subsidiary could borrow approximately $61.7 million from the Discount Window, of which the full amount was available. The underlying collateral at the Discount Window is made up of eligible loan collateral held in a joint-custody account under the Bank’s name.
ACNB’s banking subsidiary maintains several unsecured Federal Funds lines with correspondent banks. As of September 30, 2026, Federal Funds line capacity at the banking subsidiary was $192.0 million, of which the full amount was available. ACNB maintains a $5.0 million unsecured line of credit with a correspondent bank, all of which was available for borrowing as of September 30, 2026. The Corporation also executed a guaranty for a note related to a $1.5 million commercial line of credit from a local bank, with customary terms and conditions for such a line, for ACNB Insurance Services, the borrower and a wholly-owned subsidiary of ACNB Corporation. The commercial line of credit is for general working capital needs as they arise by ACNB Insurance Services.

Another source of liquidity is securities sold under repurchase agreements to customers of ACNB’s banking subsidiary totaling $19.7 million and $16.1 million at September 30, 2026 and December 31, 2025, respectively. These agreements vary in balance according to the cash flow needs of customers and competing accounts at other financial organizations.
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
Off-Balance Sheet Arrangements
The Corporation is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At September 30, 2026, the Corporation had unfunded outstanding commitments to extend credit of $527.6 million and outstanding standby letters of credit of $22.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.
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

12-Month Earnings at Risk Ramps
Change in Market Interest Rates (bps)	% Change in Net Interest Income
	September 30, 2026	December 31, 2025	Policy Limits
(200)	(2.1)%	(0.9)%	(10.0)%
(100)	(1.0)%	(0.6)%	(5.0)%
100	1.2%	(0.3)%	(5.0)%
200	2.4%	(1.1)%	(10.0)%
Economic Value
Net present value analysis provides information on the risk inherent in the statement of condition that might not be considered in the simulation analysis due to the short time horizon used. The net present value of the statement of condition incorporates the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The resulting percentage change in net present value in various rate scenarios is an indication of the longer-term repricing risk and options embedded in the statement of condition. The results at September 30, 2026 and December 31, 2025 are reflected in the table below.
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

Value at Risk
Change in Market Interest Rates (bps)	% Change in Market Value
	September 30, 2026	December 31, 2025	Policy Limits
(200)	(13.2)%	(11.0)%	(35.0)%
(100)	(4.6)%	(3.3)%	(20.0)%
100	3.2%	(0.1)%	(20.0)%
200	4.4%	(2.8)%	(35.0)%
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
There were no changes in the Corporation’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ACNB CORPORATION
ITEM 1 – LEGAL PROCEEDINGS
As of September 30, 2026, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which ACNB or its subsidiaries are a party or by which any of their assets are the subject, which could have a material adverse effect on ACNB or its subsidiaries or their results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by governmental authorities.
ITEM 1A – RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 29, 2026, the Corporation announced that the Board of Directors approved a plan to repurchase, in open market transactions at prevailing market prices, up to 310,000 shares, or approximately 3%, of the outstanding shares of ACNB’s common stock. This common stock repurchase program replaced and superseded any and all earlier announced repurchase plans. During the three and nine months ended September 30, 2026, the Corporation repurchased 11,288 and 67,596 shares, respectively, under this plan.
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
The following is a summary of the Corporation’s purchases of common stock during the third quarter of 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31, 2026	—	$—	56,308	253,692
August 1 - August 31, 2026	1,663	$64.58	57,971	252,029
September 1 - September 30, 2026	9,625	$65.08	67,596	242,404
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – NOTHING TO REPORT.
ITEM 4 – MINE SAFETY DISCLOSURES – NOT APPLICABLE.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

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

ACNB CORPORATION (Registrant)

Date:	November 5, 2026	/s/ James P. Helt
James P. Helt
President & Chief Executive Officer

/s/ Jason H. Weber
Jason H. Weber
Executive Vice President/Treasurer &
Chief Financial Officer (Principal Financial Officer)